Form 10-Q
period 2021-03-31
EJF Acquisition Corp.
filed 2021-05-18
CIK 1839434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

EJF ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-40113	98-1574021
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2107 Wilson Boulevard, Suite 410

Arlington, Virginia 22201

(Address of Principal Executive Offices) (Zip Code)

(703) 879-3292

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	EJFAU	The Nasdaq Stock Market LLC
Class A ordinary shares	EJFA	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	EJFAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 18, 2021, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

EJF ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

EJF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
Assets:
Current Assets:
Cash on hand	$652,867	$—
Prepaid Expenses	779,700	—
Deferred offering costs	—	276,751

Total current assets	1,432,567	276,751
Cash and Investments held in Trust Account	287,510,645	—

Total Assets	$288,943,212	$276,751

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued costs and expenses	$162,647	$255,288
Due to related party	2,000	—

Total current liabilities	164,647	255,288
Warrant liability	14,555,714	—
Deferred underwriters’ discount	10,062,500	—

Total liabilities	24,782,861	255,288

Commitments
Ordinary shares subject to possible redemption, 25,916,035 and no shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	259,160,350	—
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,833,965 and 0 shares issued and outstanding (excluding 25,916,035 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	283	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020	719	719
Additional paid-in capital	(2,299,419)	24,281
Retained Earnings (Accumulated deficit)	7,298,418	(3,537)

Total shareholders’ equity	5,000,001	21,463

Total Liabilities and Shareholders’ Equity	$288,943,212	$276,751

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

For the Three Months Ended March 31, 2021
Formation and operating costs	$92,736

Loss from Operations	(92,736)

Other income:
Bank interest income	3
Interest income on marketable securities held in trust	10,645
Offering cost allocated to warrants	(862,470)
Excess of Private Placement Warrants fair value over purchase price	(1,242,401)
Change in fair value of warrant liability	9,488,914

Total other income	7,394,691

Net income	$7,301,955

Weighted average non-redeemable common shares outstanding, basic and diluted	8,442,783

Basic and diluted net income per non-redeemable common share	$0.86

Weighted average common shares subject to possible redemption outstanding, basic and diluted	24,984,152

Basic and diluted net income per common share subject to possible redemption	$0.00

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(3,537)	$21,463

Sale of 28,750,000 Units on March 1, 2021 through IPO	28,750,000	2,875	—	—	287,497,125	—	287,500,000
Sale of 5,166,667 Private Placement Warrants on March 1, 2021 to Sponsor	—	—	—	—	7,750,000	—	7,750,000
Underwriters’ discount	—	—	—	—	(5,750,000)	—	(5,750,000)
Deferred underwriters’ discount	—	—	—	—	(10,062,500)	—	(10,062,500)
Offering costs charged to the shareholders’ equity	—	—	—	—	(660,810)	—	(660,810)
Non-equity portion of offering costs charged to expense	—	—	—	—	862,470	—	862,470
Initial classification of public warrant liability	—	—	—	—	(15,052,227)	—	(15,052,227)
Initial classification of private warrant liability	—	—	—	—	(7,750,000)	—	(7,750,000)
Net income	—	—	—	—	—	7,301,955	7,301,955
Class A ordinary shares subject to possible redemption	(25,916,035)	(2,592)	—	—	(259,157,758)	—	(259,160,350)

Balance as of March 31, 2021	2,833,965	$283	7,187,500	$719	$(2,299,419)	$7,298,418	$5,000,001

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income/loss	$7,301,955
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(10,645)
Offering costs allocated to warrants	862,470
Excess of Private Placement Warrants fair value over purchase price	1,242,401
Change in fair value of warrant liability	(9,488,914)
Changes in operating assets and liabilities:
Prepaid assets	(779,700)
Accrued costs and expenses	70,630
Due to related party	2,000

Net cash used in operating activities	(799,803)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	281,750,000
Proceeds from issuance of Private Placement Warrants	7,750,000
Proceeds from promissory note – related party	200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(547,330)

Net cash provided by financing activities	288,952,670

Net change in cash	652,867
Cash, beginning of period	—

Cash, end of the period	$652,867

Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$22,802,227

Initial classification of Class A ordinary shares subject to possible redemption	$273,886,150

Deferred underwriting commissions charged to additional paid in capital	$10,062,500

Change in value of Class A ordinary shares subject to possible redemption	$(14,725,800)

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

EJF Acquisition Corp. (the “Company”), was incorporated as a Cayman Islands exempted company on December 22, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and activities related to the search for a target for the Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021. On March 1, 2021, the Company consummated the IPO of 28,750,000 units (the “Units”), including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 4. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant of the Company (the “Public Warrants”) to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,166,667 Private Placement Warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to the Company’s Sponsor Wilson Boulevard LLC, at a price of $1.50 per Private Placement Warrant, generating total gross proceeds of $7,750,000, which is discussed in Note 5.

Transaction costs of the IPO amounted to $16,473,310 consisting of $5,750,000 of underwriting discount, $10,062,500 of deferred underwriting discount, and $660,810 of other offering costs.

Following the closing of the IPO on March 1, 2021, $287,500,000 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, with a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the assets in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 24 months from the closing of the IPO or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association (an “Extension Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association.

The Company will provide shareholders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, if any, divided by the number of then-outstanding Public Shares, subject to certain limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The Company will have only 24 months from March 1, 2021, the closing of the IPO, to complete an initial Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or during any Extension Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Combination Period or during any Extension Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $653,000 in its operating bank account and working capital of approximately $1.3 million.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 —Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in March 2021, the Company’s previously issued balance sheet as of March 1, 2021 on Form 8-K should no longer be relied upon. As such, the Company is restating its balance sheet included in this Quarterly Report.

On April 12, 2021, the staff of the U.S. Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on March 1, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 1, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 1, 2021, should be restated because of a misapplication in the guidance around accounting for certain of our outstanding Warrants and should no longer be relied upon.

Impact of the Restatement

The impact to the balance sheet dated March 1, 2021, filed on Form 8-K on March 5, 2021 related to the impact of accounting for the Public Warrants and Private Placement Warrants as liabilities at fair value resulted in an approximate amount of $24 million increase to the warrant liability line item on March 1, 2021 and offsetting decrease to the Class A ordinary shares subject to redemption temporary equity line item. The reclassification between equity and accumulated deficit is comprised of the offering costs allocated to warrants and the excess fair value over purchase price of the Private Placement Warrants. There is no change to total shareholders’ equity at any reported balance sheet date.

	As of March 1, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of March 1, 2021 as adjusted for exercise of over-allotment (filed on March 5, 2021)
Total assets	$290,008,640	$—	$290,008,640

Liabilities and shareholders’ equity
Total current liabilities	$1,059,980	$—	$1,059,980
Warrant liabilities	—	24,044,628	24,044,628

Total liabilities	11,122,480	24,044,628	35,167,108
Ordinary shares, $0.0001 par value; shares subject to possible redemption	273,886,150	(24,044,628)	249,841,522
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	136	240	376
Class B ordinary shares - $0.0001 par value	719	—	719
Additional paid-in-capital	5,016,705	2,104,631	7,121,336
Accumulated deficit	(17,550)	(2,104,871)	(2,122,421)

Total shareholders’ equity	5,000,010	—	5,000,010

Total liabilities and shareholders’ equity	$290,008,640	$—	$290,008,640

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, and December 31, 2020, the company had $652,867 and $0 of cash equivalents, respectively.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. As of March 31, 2021, amortized cost approximates fair value.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of March 31, 2021, offering costs in the aggregate of $16,473,310 (consisting of $5,750,000 of underwriting commissions, $10,062,500 of deferred underwriters’ commission and $660,810 other cash offering costs) have been incurred.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of March 31, 2021, cash offering costs in the aggregate of $862,470 have been charged to the Company’s statement of operations (consisting of $827,873 of underwriting discounts and $34,597 of other cash offering costs). Offering costs associated with the Class A common stock have been charged to shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 25,916,035 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 14,750,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account	$9,251
Net income allocatable to shares subject to possible redemption	9,251
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	24,984,152
Basic and diluted net income per share	0.00

Non-Redeemable Common Stock
Numerator: Net income less earnings allocable to common stock subject to possible redemption
Net Income	7,301,955
Net income allocable to shares subject to possible redemption	(9,251)
Non-Redeemable Net Income	7,292,704
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding	8,442,783
Basic and diluted net income per share	$0.86

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability	$14,555,714	$—	$—	$14,555,714

There were no transfers into and out of Level 3 during the three months ended March 31, 2021.

See Note 8 for additional information on the warrant liability measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

On March 1, 2021, the Company sold 28,750,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units. Each Unit consists of one share of Class A ordinary shares and one-third of one redeemable warrant.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,750,000, in a private placement (the “Private Placement”). A portion of the proceeds from the Private Placement were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Private Placement Warrants

The Private Placement Warrants will be identical to the warrants sold as part of the units in the IPO except that the Private Placement Warrants, so long as they are held by the initial shareholders or their respective permitted transferees, (i) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain exceptions and (ii) will not be redeemable by the Company, (iii) may be exercised on a cashless basis, and (iv) will be entitled to registration rights.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

Note 6 — Related Party Transactions

Founder Shares

On December 24, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs of the Company in consideration for 7,187,500 Class B ordinary shares par value $0.0001 per share (the “Founder Shares”). Up to 937,500 Founder Shares were subject to forfeiture depending on the extent to which the over-allotment option was exercised by the underwriters. On March 1, 2021, the underwriters exercised their over-allotment option in full, hence, 937,500 Founder Shares are no longer subject to forfeiture.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, except to certain permitted transferees and under certain circumstances. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

Promissory Note — Related Party

On December 24, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the IPO. As of March 1, 2021, the total amount borrowed under the promissory note was $200,000 and the Company repaid it in full.

Due to Related Party

The balance of $2,000 represents the amount accrued for the administrative support services provided by Sponsor from date of the IPO (defined below) to March 31, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.

Administrative Service Fee

The Company agreed it will pay its Sponsor or an affiliate of the Sponsor thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three months ended March 31, 2021, the Company has accrued $12,000 of administrative service fee, which is included in formation and operating costs on the condensed statement of operations.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option beginning March 1, 2021 to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. The over-allotment option was exercised in full on March 1, 2021.

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Warrants

At March 31, 2021 and December 31, 2020, the Company had outstanding warrants to purchase an aggregate of 5,166,667 and 0 shares of the Company’s Class A ordinary shares issued in connection with the IPO and the Private Placement (including warrants issued in connection with the consummation of the over-allotment), respectively.

The Public Warrants will become exercisable at $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the sale, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the transfer of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 90th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain an effective registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price for a warrant by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares per whole warrant. The “fair market value” shall mean the VWAP (as defined below) of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. “VWAP” per share of the Company’s Class A ordinary shares on any trading day means the per share volume weighted average price as displayed under the heading Bloomberg VWAP on the Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of one Class A ordinary share on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the company). “VWAP” for a period of multiple trading days means the volume-weighted average of the respective VWAPs for the trading days in such period.

In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•

if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on and including the third business days prior to the date the Company sends to the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

for cash at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined above); and

•

if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described below).

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to its sponsor, directors or officers or their respective affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the VWAP of the Company’s Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The warrant agreement contains an alternative issuance provision that if less than 70% of the consideration receivable by the holders of the Ordinary Shares in the Business Combination is payable in the form of shares in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder properly exercises the Warrant within thirty days following the public disclosure of the consummation of the Business Combination by the Company, the warrant price shall be reduced by an amount (in dollars) equal to the difference of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) (but in no event less than zero) minus (B) the Black-Scholes Warrant Value (as defined below); provided that in no event shall the Warrant Price be reduced below zero. The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the Ordinary Shares consists exclusively of cash, the amount of such cash per Ordinary Share, and (ii) in all other cases, the VWAP of the Ordinary Shares during the ten-day trading period ending on, and including, the trading day prior to the effective date of the Business Combination.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Consolidated Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Consolidated Statement of Operations.

The fair value of the derivative warrant liability was determined by the Company using a model by a third-party valuation agent. The valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled at Level 3.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2021:

March 31, 2021
Exercise price	$11.50
Share price	$9.64
Volatility	17%
Expected life of the options to convert	5.00
Risk-free rate	0.92-1.38%
Dividend yield	0.0%

Note 9 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each.

At March 31, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 28,750,000 and 0 shares issued and outstanding, including 25,916,035 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2021, there were 7,187,500 shares of Class B ordinary shares issued and outstanding. Up to 937,500 Founder Shares were subject to forfeiture depending on the extent to which the over-allotment option was exercised by the underwriters. On March 1, 2021, the underwriters exercised their over-allotment option in full, hence, 937,500 Founder Shares are no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or the rules of The Nasdaq Stock Market LLC then in effect. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (2020 Revision) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “EJF Acquisition Corp.,” “EJFA,” “our,” “us” or “we” refer to EJF Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on December 22, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to focus our search on the financial services sector. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our initial Public Offering, which was consummated on March 1, 2021 and, after the Initial Public Offering, identifying a target company for a Business Combination.

Liquidity and Capital Resources

On March 1, 2021, we consummated the initial Public Offering of 28,750,000 units, which includes the exercise by the underwriters of their over-allotment option in the amount of 3,750,000 units, at a price of $10.00 per unit, generating aggregate gross proceeds of $287,500,000. Simultaneously with the closing of the initial Public Offering, we consummated the sale of 5,166,667 Private Warrants to Wilson Boulevard LLC at a price of $1.50 per Private Warrant, generating total proceeds of $7,750,000.

Following the initial Public Offering and the sale of the Private Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred $16,473,310 in offering costs, consisting of $5,750,000 of underwriting discount, $10,062,500 of deferred underwriting discount, and $660,810 of other offering costs.

At March 31, 2021, we had cash and marketable securities held in the Trust Account of $287,510,645. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $652,867 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants.

Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $7,301,955, which consisted of $10,648 of interest earned on marketable securities held in the Trust Account and operating account and unrealized gains on warrant liability of $9,488,914, offset by offering costs allocated to warrant liability of $862,469, excess of Private Placement Warrants fair value over purchase price of 1,242,401, and operating costs of $92,736.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Offering Costs Associated with the Initial Public Offering

We complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. We allocate the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A common stock have been charged to shareholders’ equity.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2021.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500, in aggregate. The underwriters’ deferred commissions will be paid to the underwriters from the funds held in the Trust Account upon and concurrently with the completion of our initial business combination. The deferred underwriting fees will be waived by the underwriters solely in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Quarterly Report, our management re-evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 1, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the existence of a material weakness found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Note 2 to the financial statements included herein, our disclosure controls and procedures were not effective as of March 1, 2020, the date of our previously issued balance sheet filed with the SEC on Form 8-K.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of March 1, 2021 as described below.

Specifically, we identified a material weakness with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. Upon issuance, our Warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC issued the SEC Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement. As discussed below and elsewhere in this Quarterly Report, this material weakness resulted in a restatement of our financial statements.

Notwithstanding the identified material weakness, management believes that the Financial Statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. Additionally, we must expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on February 24, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 9,583,333 warrants as part of the units offered in our initial public offering, and, concurrently therewith, we issued in a private placement, 5,166,667 private placement warrants. We have accounted for both the warrants underlying the units offered in our initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the three-month period ending March 31, 2021, we recorded $1,242,401 in other expense related to the excess fair value over purchase price of the Private Placement Warrants, and $9,488,914 in other income related to the change in fair value of the Warrants.

Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our condensed financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, or have any warrants at all, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

After consultation with our independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued and audited balance sheet as of March 1, 2021.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in March 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 1, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures as of March 1, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I, Item 4: Controls and Procedures included in this Report.

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of March 1, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of March 1, 2021. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among others, the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 24, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2021, we consummated the Initial Public Offering of 25,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250 million. UBS Securities LLC and Barclays Capital Inc. acted as joint book-running managers. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-252892). The Securities and Exchange Commission declared the registration statements effective on February 24, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceed of $7 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 25, 2021, the underwriters exercised the over-allotment option to purchase an additional of 3,750,000 Units at the Initial Public Offering price at $10.00 per Unit and we consummated the sale of such Units on March 1, 2021, generating additional gross proceeds of $37.5 million, and incurring additional offering costs of approximately $2,062,500, inclusive of an additional of approximately $1,312,500 in deferred underwriting commissions.

In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option on March 1, 2021, we sold an addition of 500,000 Private Placement Warrants to our sponsor, generating additional gross proceeds of approximately $0.75 million.

Of the gross proceeds received from the Initial Public Offering and sale of the Private Placement Warrants, including the over-allotment exercise, $287,500,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.	Defaults Upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 2021	EJF ACQUISITION CORP.

	By:	/s/ Kevin Stein
	Name:	Kevin Stein
	Title:	Chief Executive Officer