Form 10-Q
period 2021-06-30
EJF Acquisition Corp.
filed 2021-08-16
CIK 1839434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 1
6
, 2021, there
were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

EJF ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)
EJF ACQUISITION CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
Assets:
Current Assets:
Cash on hand	$526,368	$—
Prepaid Expenses	426,873	—
Deferred offering costs	—	276,751

Total current assets	953,241	276,751
Prepaid Expenses – non-current	231,781	—
Cash and Investments held in Trust Account	287,545,414	—

Total Assets	$288,730,436	$276,751

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued costs and expenses	$98,636	$255,288
Due to related party	12,000	—

Total current liabilities	110,636	255,288
Warrant liability	13,146,413	—
Deferred underwriters’ discount	10,062,500	—

Total liabilities	23,319,549	255,288

Commitments
Ordinary shares subject to possible redemption, 26,041,088 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	260,410,881	—
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,702,912 and 0 shares issued and outstanding (excluding 26,041,088 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	270	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	(3,549,937)	24,281
Retained Earnings (Accumulated deficit)	8,548,954	(3,537)

Total shareholders’ equity	5,000,006	21,463

Total Liabilities and Shareholders’ Equity	$288,730,436	$276,751

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six months ended June 30, 2021	Three months ended June 30, 2021
Formation and operating costs	$286,286	$193,550

Loss from operations	(286,286)	(193,550)

Other income:
Bank interest income	19	16
Interest income on marketable securities held in trust	45,414	34,769
Offering cost allocated to warrants	(862,470)	—
Excess of Private Placement Warrants fair value over purchase price	(1,242,401)	—
Change in fair value of warrant liability	10,898,215	1,409,301

Total other income	8,838,777	1,444,086

Net income	8,552,491	1,250,536

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	9,236,485	10,021,465

Basic and diluted net income per non-redeemable ordinary share	$0.92	$0.12

Weighted average ordinary shares subject to possible redemption outstanding, basic and diluted	17,170,628	25,916,035

Basic and diluted net income per ordinary share subject to possible redemption	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(3,537)	$21,463

Sale of 28,750,000 Units on March 1, 2021 through IPO	28,750,000	2,875	—	—	287,497,125	—	287,500,000
Sale of 5,166,667 Private Placement Warrants on March 1, 2021 to Sponsor	—	—	—	—	7,750,000	—	7,750,000
Underwriters’ discount	—	—	—	—	(5,750,000)	—	(5,750,000)
Deferred underwriters’ discount	—	—	—	—	(10,062,500)	—	(10,062,500)
Offering costs charged to the shareholders’ equity	—	—	—	—	(660,810)	—	(660,810)
Non-equity portion of offering costs charged to expense	—	—	—	—	862,470	—	862,470
Initial classification of public warrant liability	—	—	—	—	(15,052,227)	—	(15,052,227)
Initial classification of private warrant liability	—	—	—	—	(7,750,000)	—	(7,750,000)
Net income	—	—	—	—	—	7,301,955	7,301,955
Class A ordinary shares subject to possible redemption	(25,916,035)	(2,592)	—	—	(259,157,758)	—	(259,160,350)

Balance as of March 31, 2021	2,833,965	$283	7,187,500	$719	$(2,299,419)	$7,298,418	$5,000,001
Net income	—	—	—	—	—	1,250,536	1,250,536
Class A ordinary shares subject to possible redemption	(125,053)	(13)	—	—	(1,250,518)	—	(1,250,531)

Balance as of June 30, 2021	2,708,912	$270	7,187,500	$719	$(3,549,937)	$8,548,954	$5,000,006

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$8,552,491
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(45,414)
Offering costs allocated to warrants	862,470
Excess of Private Placement Warrants fair value over purchase price	1,242,401
Change in fair value of warrant liability	(10,898,215)
Changes in operating assets and liabilities:
Prepaid assets	(658,654)
Accrued costs and expenses	25,099
Due to related party	12,000

Net cash used in operating activities	(907,822)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	281,750,000
Proceeds from issuance of Private Placement Warrants	7,750,000
Proceeds from promissory note – related party	200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(565,810)

Net cash provided by financing activities	288,934,190

Net change in cash	526,368
Cash, beginning of period	—

Cash, end of the period	$526,368

Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$22,802,227

Initial classification of Class A ordinary shares subject to possible redemption	$249,841,522

Deferred underwriting commissions charged to additional paid in capital	$10,062,500

Change in value of Class A ordinary shares subject to possible redemption	$10,569,359

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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and activities related to the search for a target for the Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had
$526,368
in its operating bank account and working capital of approximately
$843,000.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, and December 31, 2020, the company had $526,368 and $0 of cash equivalents, respectively.
Marketable Securities Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the three months and six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. As of June 30, 2021, fair value of the held-to-maturity securities is $287,536,119, which includes approximately $9,000 of unrealized loss when compared to the amortized cost.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of June 30, 2021, offering costs in the aggregate of $16,473,310 (consisting of $5,750,000 of underwriting commissions, $10,062,500 of deferred underwriters’ commission and $660,810 other cash offering costs) have been incurred.
The Company allocates the offering costs between its Class A ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of June 30, 2021, offering costs in the aggregate of $862,470 have been charged to the Company’s statement of operations (consisting of $827,873 of underwriting discounts and $34,597 of other cash offering costs). Offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 26,041,088 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per Ordinary Share
Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of

14,750,000
shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.
Net loss per share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.

Non-redeemable
ordinary shares includes Founder Shares and
non-redeemable
shares of ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares participates in the income or loss on marketable securities based on non-redeemable
ordinary shares shares’ proportionate interest.

	Six months ended June 30, 2021	Three months ended June 30, 2021
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to redemption
Interest earned on marketable securities held in Trust Account	$41,135	$31,493
Less: interest available to be withdrawn for payment of taxes	—	—

Net income allocatable to shares subject to possible redemption	$41,135	$31,493
Denominator: Weighted average ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	17,170,628	25,916,035
Basic and diluted net income per share	$0.00	$0.00
Non-Redeemable Ordinary Shares
Numerator: Net income less earnings allocable to ordinary shares subject to possible redemption
Net Incom e	$8,552,491	$1,250,536)
Net income allocable to shares subject to possible redemption	(41,135)	(31,493)

Non-Redeemable Net Income	$8,511,356	$1,219,043
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding	9,236,485	10,021,465
Basic and diluted net loss per share	$0.92	$0.12
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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability – Public Warrants	$7,858,333	$7,858,333	$—	$—
Warrant Liability – Private Warrants	5,288,080	—	—	5,288,080

	$13,146,413	$7,858,333	$—	$5,288,080

The Public Warrants were transferred out of Level 3 to Level 1 during the period as an exchange-traded price was,
and
still is, available. Transfers are recognized at the end of the period. There were no other transfers into or out of Level 3 during the six months ended June 30, 2021.
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

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the
IPO
.
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
Due to Related Party
The balance of $12,000 represents the amount accrued for the administrative support services provided by Sponsor from date of the IPO (defined below) to June 30, 2021.
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
Administrative Service Fee
The Company agreed it will pay its Sponsor or an affiliate of the Sponsor thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three months and six months ended June 30, 2021, the Company has accrued $30,000 and $60,000 respectively of administrative service fee, which is included in formation and operating costs on the condensed statement of operations.

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
Note 8 — Warrants
At June 30, 2021 and December 31, 2020, the Company had outstanding warrants to purchase an aggregate of
5,166,667
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
The fair value of the Private Placement Warrants was determined by the Company using a model by a third-party valuation agent. The valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled at Level 3.
The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021:

June 30, 2021
Exercise price	$11.50
Share price	$9.67
Volatility	17%
Expected life of the options to convert	5.00
Risk-free rate	1.14%
Dividend yield	0.0%
Note 9 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each.
At June 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 28,750,000 and 0 shares issued and outstanding, including 26,041,088 and no shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2021, there were 7,187,500 shares of Class B ordinary shares issued and outstanding. Up to 937,500 Founder Shares were subject to forfeiture depending on the extent to which the over-allotment option was exercised by the underwriters. On March 1, 2021, the underwriters exercised their over-allotment option in full, hence, 937,500 Founder Shares are no longer subject to forfeiture.
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
At June 30, 2021, we had cash and marketable securities held in the Trust Account of $287,545,414. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $526,368 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the six months ended June 30, 2021, we had net income of approximately $8,552,491, which consisted of $45,433 of interest earned on marketable securities held in the Trust Account and operating account and unrealized gains on warrant liability of $10,898,215, offset by offering costs allocated to warrant liability of $862,470, excess of Private Placement Warrants fair value over purchase price of $1,242,401, and operating costs of $286,286.
For the three months ended June 30, 2021, we had net income of approximately $1,250,536, which consisted of $34,785 of interest earned on marketable securities held in the Trust Account and operating account and unrealized gains on warrant liability of $1,409,301, offset by operating costs of $193,550.
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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. We allocate the offering costs between its ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Net Income Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2021.
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of

185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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
Remediation Plan
As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting process is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. Additionally, we must expend resources to maintain a financial reporting process that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.
Changes in Internal Control Over Financial Reporting
Aside from the steps we’ve taken towards the process enhancements described under our remediation plan, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.
We issued 9,583,333 warrants as part of the units offered in our initial public offering, and, concurrently therewith, we issued in a private placement, 5,166,667 private placement warrants. We have accounted for both the warrants underlying the units offered in our initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the three-month and six month period ending June 30, 2021, we recorded $0 and $1,242,401 respectively in other expense related to the excess fair value over purchase price of the Private Placement Warrants, and $1,409,301 and $10,898,215 respectively in other income related to the change in fair value of the Warrants.
Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our condensed financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash
gains or losses on our warrants, or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, or have any warrants at all, which may make it more difficult for us to consummate an initial business combination with a target business.
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
As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our IPO in March 2021. As a result of this material weakness, our management has concluded that our internal controls over financial reporting were not effective as of March 1, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in
capital, accumulated deficit and related financial disclosures as of March 1, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with our IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I, Item 4: Controls and Procedures included in this Report.

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of March 1, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq, where our ordinary shares are listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business results of operations and financial condition and our ability to complete a Business Combination. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”
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
As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, other regulators or other parties, we face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among others, the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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

ITEM 3.	Defaults Upon Senior Securities.
Not applicable.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	EJF ACQUISITION CORP.

	By:	/s/ Kevin Stein
	Name:	Kevin Stein
	Title:	Chief Executive Officer