Form 10-Q
period 2021-09-30
EJF Acquisition Corp.
filed 2021-11-18
CIK 1839434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 1
8
, 2021, there
were

28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

EJF ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)
EJF ACQUISITION CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020

Assets
Current Assets
Cash on hand	$443,414	$—
Deferred offering costs	—	276,751
Prepaid expenses	393,344	—

Total current assets	836,758	276,751
Prepaid expenses - Non-current	142,931	—
Cash and Investments held in Trust Account	287,574,207	—

Total assets	$288,553,896	$276,751

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued costs and expenses	$792,256	$255,288
Due to related party	322,000	—

Total current liabilities	1,114,256	255,288
Warrant liability	25,547,264	—
Deferred underwriters’ discount	10,062,500	—

Total liabilities	36,724,020	255,288
Commitments
Ordinary shares subject to possible redemption, 28,750,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	287,500,000	—
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized;	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(35,670,843)	(3,537)

Total shareholders’ equity	(35,670,124)	21,463

Total Liabilities and Shareholders’ Equity	$288,553,896	$276,751

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

Formation and operating costs	$1,208,966	$1,495,252

Loss from operations	(1,208,966)	(1,495,252)

Other loss
Bank interest income	12	31
Interest income on marketable securities held in trust	28,794	74,208
Offering cost allocated to warrants	—	(862,470)
Excess of Private Placement Warrants fair value over purchase price	—	(1,242,401)
Change in fair value of warrants liability	(12,400,851)	(1,502,636)

Total other loss	(12,372,045)	(3,533,268)

Net loss	$(13,581,011)	$(5,028,520)

Weighted average ordinary shares subject to possible redemption outstanding, basic and diluted	28,750,000	22,431,319

Basic and diluted net loss per ordinary share subject to possible redemption	$(0.38)	$(0.17)

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	7,187,500	6,981,456

Basic and diluted net loss per non-redeemable ordinary share	$(0.38)	$(0.17)

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional		Total

	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)

Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(3,537)	$21,463

Subsequent remeasurement under ASC 480-10-S99	—	—	—	—	(24,281)	(30,638,786)	(30,663,067)
Net Income	—	—	—	—	—	7,301,955	7,301,955

Balance as of March 31, 2021, as restated	—	$—	7,187,500	$719	$—	$(23,340,368)	$(23,339,649)

Net Income	—	—	—	—	—	1,250,536	1,250,536

Balance as of June 30, 2021, as restated	—	$—	7,187,500	$719	$—	$(22,089,832)	$(22,089,113)

Net Loss	—	—	—	—	—	(13,581,011)	(13,581,011)

Balance as of September 30, 2021	—	$—	7,187,500	$719	$—	$(35,670,843)	$(35,670,124)

The accompanying notes are an integral part of these financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net loss	$(5,028,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(74,208)
Offering costs allocated to warrants	862,470
Excess of Private Placement Warrants fair value over purchase price	1,242,401
Change in fair value of warrant liability	1,502,636
Changes in current assets and liabilities:
Prepaid assets	(536,275)
Accrued costs and expenses	718,720
Due to related party	322,000

Net cash used in operating activities	(990,776)

Cash Flows from Investing Activities:
Investment held in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	281,750,000
Proceeds from issuance of Private Placement Warrants	7,750,000
Proceeds of Promissory Note - Related Party	200,000
Payment of Promissory Note - Related Party	(200,000)
Payments of offering costs	(565,810)

Net cash provided by financing activities	288,934,190

Net change in cash	443,414
Cash, beginning of the period	—

Cash, end of the period	$443,414

Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$22,802,227

Initial classification of Class A ordinary shares subject to possible redemption	$287,500,000

Deferred underwriting commissions charged to additional paid in capital	$10,062,500

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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, with Pagaya Technologies Ltd. as more fully described in Note 7. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Financing
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
Trust Account
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
Initial Business Combination
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $443,414 in its operating bank account and negative working capital of approximately $(277,498).
In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.
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
Note 2 —
Restatement
of Prior Period Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate
its previously reported financial statements. The Company previously determined common stock subject to possible redemption (“Public Shares”) to be equal to the redemption value of $10.00 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all of the Public Shares should be classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.
In connection with the change in presentation for the Public Shares, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of March 1, 2021, March 31, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.
Impact of the
Restatement
The impact of the
restatement
on the audited balance sheet as of March 1, 2021, unaudited interim condensed financial statements as of March 31,2021 and for the three months ended March 31, 2021, and unaudited interim condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021, are presented below.

	As Previously Reported	Adjustment	As Restated
Balance Sheet at March 1 , 2021
Shares Subject to Redemption	249,841,522	37,658,478	287,500,000
Class A Ordinary shares	376	(376)	—
Additional Paid in Capital	7,121,336	(7,121,336)	—
Accumulated Deficit	(2,122,421)	(30,536,765)	(32,659,186)
Total Shareholders’ Equity	5,000,010	(37,658,477)	(32,658,467)
Number of shares subject to redemption	24,984,152	3,765,848	28,750,000
Balance Sheet at March 31, 2021
Shares Subject to Redemption	259,160,350	28,339,650	287,500,000
Class A Ordinary shares	283	(283)	—
Additional Paid in Capital	(2,299,419)	2,299,419	—
(Accumulated Deficit) Retained Earnings	7,298,418	(30,638,786)	(23,340,368)
Total Shareholders’ Equity	5,000,001	(28,339,650)	(23,339,649)
Number of shares subject to redemption	25,916,035	2,833,965	28,750,000
Balance Sheet at June 30, 2021
Shares Subject to Redemption	260,410,881	27,089,119	287,500,000
Class A Ordinary shares	270	(270)	—
Class B Ordinary shares	719	—	719
Additional Paid in Capital	(3,549,937)	3,549,937	—
(Accumulated Deficit) Retained Earnings	8,548,954	(30,638,786)	(22,089,832)
Total Shareholders’ Equity	5,000,006	(27,089,119)	(22,089,113)
Number of shares subject to redemption	26,041,088	2,708,912	28,750,000
Statement of Operations for three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	24,984,152	(15,400,819)	9,583,333
Basic and diluted weighted average shares outstanding, ordinary shares not subject to redemption	8,442,783	(1,255,283)	7,187,500
EPS - Redeemable Shares	$—	$0.44	$0.44
EPS - Non-Redeemable Shares	$0.86	$(0.42)	$0.44

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption		25,916,035	2,833,965		28,750,000
Basic and diluted weighted average shares outstanding, ordinary shares not subject to redemption		10,021,465	(2,833,965)		7,187,500
EPS - Redeemable Shares		$—	$0.03		$0.03
EPS - Non-Redeemable Shares		$0.12	$(0.09)		$0.03
Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption		17,170,628	2,048,985		19,219,613
Basic and diluted weighted average shares outstanding, ordinary shares not subject to redemption		9,236,485	(2,048,985)		7,187,500
EPS - Redeemable Shares		$—	$0.32		$0.32
EPS - Non-Redeemable Shares		$0.92	$(0.60)		$0.32
Statement of Cash Flows for three months ended March 31, 2021
Initial value of shares subject to possible redemption		249,841,522	37,658,478		287,500,000
Change in value of shares subject to possible redemption		9,318,828	(9,318,828)		—
Statement of Cash Flows for six months ended June 30, 2021
Initial value of shares subject to possible redemption		249,841,522	37,658,478		287,500,000
Change in value of shares subject to possible redemption		10,569,359	(10,569,359)		—
Statement of Changes In Shareholders’ Equity (Deficit) for the three months ended June 30, 2021
Remeasurement of Class A ordinary shares subject to possible redemption		$1,250,518	$1,250,518		$—
Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2021
Sale of 28,750,000 Units on March 1, 2021 through IPO		$287,500,000	$(287,500,000)		$—
Sale of 5,166,667 Private Placement Warrants on March 1, 2021 to Sponsor		$7,750,000	$(7,750,000)		$—
Underwriters’ discount		$(5,750,000)	$5,750,000		$—
Deferred underwriters’ discount		$(10,062,500)	$10,062,500		$—
Offering costs charged to the shareholders’ equity		$(660,810)	$660,810		$—
Non-equity portion of offering costs charged to expense		$862,470	$(862,470)		$—
Initial classification of public warrant liability		$(15,052,227)	$15,052,227	$
Initial classification of private warrant liability		$(7,750,000)	$7,750,000	$
Class A ordinary shares subject to possible redemption		$(259,160,350)	$259,160,350	$
Subsequent remeasurement under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	$		$(30,663,067)		$(30,663,067)
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 5, 2021 and February 26, 2021, respectively.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and December 31, 2020, the company had $443,414 and $0 of cash equivalents, respectively.
Marketable Securities Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the three months and nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. As of September 30, 2021, fair value of the held-to-maturity
securities is $287,579,350, which includes approximately $6,531 of unrealized loss when compared to the amortized cost.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of September 30, 2021, offering costs in the aggregate of $16,473,310 (consisting of $5,750,000 of underwriting commissions, $10,062,500 of deferred underwriters’ commission and $660,810 other cash offering costs) have been incurred.
The Company allocates the offering costs between its Class A ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of September 30, 2021, offering costs in the aggregate of $862,470 have been charged to the Company’s statement of operations (consisting of $827,873 of underwriting discounts and $34,597 of other cash offering costs). Offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 28,750,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net
loss
Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss
per common share is the same as basic net
loss
per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss
per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per stock:
Numerator:
Allocation of net loss	$(10,864,809)	$(2,716,202)	$(3,834,944)	$(1,193,576)

Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	22,431,319	6,981,456
Basic and diluted net loss per share	$(0.38)	$(0.38)	$(0.17)	$(0.17)
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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Warrant Liability – Public Warrants	$15,716,667	$15,716,667	$—	$—
Warrant Liability – Private Warrants	9,830,597	—	—	9,830,597

	$25,547,264	$15,716,667	$—	$9,830,597

The Public Warrants were transferred out of Level 3 to Level 1 during the period as an exchange-traded price was, and still is, available. Transfers are recognized at the end of the period. There were no other transfers into or out of Level 3 during the
n
ine
 months ended September 30, 2021.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Note 4 — Initial Public Offering
On March 1, 2021, the Company sold 28,750,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units. Each Unit consists of one share of Class A ordinary shares and one-third
of one redeemable warrant
All of the 28,750,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.
The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in
capital and accumulated deficit.

As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(15,052,227)
Ordinary share issuance costs	(15,610,840)
Plus:
Accretion of carrying value to redemption value	30,663,067

Contingently redeemable ordinary share	$287,500,000

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
Promissory Note — Related Party
On December 24, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and
payable on the earlier of September 30, 2021 or the completion of the IPO. As of March 1, 2021, the total amount borrowed under the promissory note was $200,000 and the Company repaid it in full.

Due to Related Party
As of September 30, 2021, the Company owed the Sponsor in the amount of $322,000, of which

$2,000

represents the amount accrued for the administrative support services provided by Sponsor from date of the IPO through September 30, 2021 and $320,000 for due diligence expenses incurred on behalf of the Company.
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
Administrative Service Fee
The Company agreed it will pay its Sponsor or an affiliate of the Sponsor thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three months and nine months ended September 30, 2021, the Company has accrued $30,000 and $90,000 respectively of administrative service fee, which is included in formation and operating costs on the condensed statement of operations.
Business Combination
As described in Note 7, the Company has entered into a Merger Agreement with Pagaya. The Transaction includes approximately $288 million in gross proceeds from the Company’s cash in trust (assuming no redemptions) and $200 million in gross proceeds from a fully committed private placement in public equity (“PIPE”) from entities associated with the Company that will close concurrently with the Business Combination. Additional targeted financing transactions or assignments may be considered.
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
Merger Agreement
On September 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pagaya Technologies Ltd., a company organized under the laws of Israel (“Pagaya”), and Rigel Merger Sub Inc., a Cayman Islands exempted company and a direct, wholly-owned subsidiary of Pagaya (“Merger Sub”).
Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger (the “Surviving Company”). As a result of the Merger and the other transactions contemplated by the Merger Agreement (the “Transactions” or the “Business Combination”), the Company will become a direct, wholly-owned subsidiary of Pagaya. The Merger Agreement and the Transactions were unanimously approved by the boards of directors of each of EJFA and Pagaya. At the closing of the Business Combination and the effective time of the Merger (the “Effective Time”), the stockholders of the Company will receive certain of the common stock, no par value, of Pagaya (“Pagaya Common Stock”), and Pagaya will list as a publicly traded company on Nasdaq.
The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.
Note 8 — Warrants
At September 30, 2021 and December 31, 2020, the Company had outstanding warrants to purchase an aggregate of 5,166,667 and 0 shares of the Company’s Class A ordinary shares issued in connection with the IPO and the Private Placement (including warrants issued in connection with the consummation of the over-allotment), respectively.
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
The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021:

September 30, 2021
Exercise price	$11.50
Share price	$9.83
Volatility	26%
Expected life of the options to convert	5.00
Risk-free rate	1.15%
Dividend yield	0.0%
Note 9 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 0 shares issued and outstanding, ex
cluding 28,750,000 and no shares subject to possible redemption, respectively.

Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2021, there were 7,187,500 shares of Class B ordinary shares issued and outstanding. Up to 937,500 Founder Shares were subject to forfeiture depending on the extent to which the over-allotment option was exercised by the underwriters. On March 1, 2021, the underwriters exercised their over-allotment option in full, hence, 937,500 Founder Shares are no longer subject to forfeiture.
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
At September 30, 2021, we had cash and marketable securities held in the Trust Account of $287,574,207. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At September 30, 2021, we had cash of $443,414 held outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the nine months ended September 30, 2021, we had net loss of approximately $5,028,520, which consisted of $74,208 of interest earned on marketable securities held in the Trust Account and operating account, offset by unrealized loss on warrant liability of $1,502,636, offering costs allocated to warrant liability of $862,470, excess of Private Placement Warrants fair value over purchase price of $1,242,401, and operating costs of $1,495,252.
For the three months ended September 30, 2021, we had net loss of approximately $13,581,011, which consisted of $28,794 of interest earned on marketable securities held in the Trust Account and operating account, offset by unrealized loss on warrant liability of $12,400,851 and operating costs of $1,208,966.
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
Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Offering Costs Associated with the Initial Public Offering
We complied with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. We allocate the offering costs between ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2021.
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 18, 2021 and August 16, 2021, respectively, as well as the Company’s balance sheet as of March 1, 2021 included in the Company’s Form 8-K, as filed with the SEC on March 5, 2021, and restated in the Form 10-Q filed with the SEC on May 18, 2021, certain redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.
Remediation Plan
In light of the restatements described above, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards, including the identification of third-party professionals with whom to consult regarding the application of complex accounting matters, and engaged third-party valuation specialists to assist management in determining the fair value of the Company’s Private Placement Warrants. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting, which began in the second quarter of 2021, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and we cannot assure you that the measures we have taken to date, or any measures we may take in the future will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting
Aside from the steps we’ve taken towards the process enhancements described under our remediation plan, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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
We issued 9,583,333 warrants as part of the units offered in our initial public offering, and, concurrently therewith, we issued in a private placement, 5,166,667 private placement warrants. We have accounted for both the warrants underlying the units offered in our initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the three-month and nine month period ended September 30, 2021, we recorded $0 and $1,242,401 respectively in other expense related to the excess fair value over purchase price of the Private Placement Warrants, and $1,502,636 and $12,400,851 respectively in other income related to the change in fair value of the Warrants.
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
After consultation with our independent registered public accounting, our management and our audit committee concluded that its previously issued financial statements as of March 1, 2021, March 31, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.
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
As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. Specifically, related to the Warrants and redeemable equity instruments we issued in connection with our IPO in March 2021. As a result of this material weakness, our management has concluded that our internal controls over financial reporting were not effective as of September 30, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in
capital, accumulated deficit and related financial disclosures as of March 1, 2021, March 31, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for complex financial instruments we issued in connection with our IPO, see Part I, Item 4: Controls and Procedures included in this Report.
                                                                                                                         23

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of September 30, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq, where our ordinary shares are listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business results of operations and financial condition and our ability to complete a Business Combination. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”
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
As a result of such material weakness, the restatement, the change in accounting for the complex financial instruments, and other matters raised or that may in the future be raised by the SEC, other regulators or other parties, we face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among others, the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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

Dated: November 18, 2021	EJF ACQUISITION CORP.

	By:	/s/ Kevin Stein
	Name:	Kevin Stein
	Title:	Chief Executive Officer