Form 10-K
period 2021-12-31
EJF Acquisition Corp.
filed 2022-03-31
CIK 1839434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from

to

Commission File Number
001-40113

EJF ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1574021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2107 Wilson Boulevard Suite 410 Arlington, Virginia	22201
(Address of principal executive offices)	(Zip Code)
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
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on the Nasdaq, was $278,300,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.68).
As of March
30
, 2022, there were
 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EJF ACQUISITION CORP.

CERTAIN TERMS
References to the “Company,” “our,” “us,” “EJFA” or “we” refer to EJF Acquisition Corp., a blank check company incorporated in Cayman Islands on December 22, 2020, and references to:

•	“Business Combination” or “Transactions” refer to the Merger and the other transactions contemplated by the Merger Agreement.

•	“Companies Act” refers to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“directors” refer to our current directors;

•	“EJF” or “EJF Capital” refer to EJF Capital LLC, a Delaware series limited liability company;

•
“founder shares” refer to Class B ordinary shares initially purchased by our Sponsor in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;

•	“initial shareholders” refer to holders of our founder shares prior to the initial public offering;

•	“management” or our “management team” refer to our officers and directors;

•	“Merger” refers to the merger of Merger Sub with and into EJFA, as contemplated by the Merger Agreement;

•	“Merger Agreement” refers to that certain Agreement and Plan of Merger, dated as of September 15, 2021, by and among EJFA, Pagaya and Merger Sub;

•	“Merger Sub” refers to Rigel Merger Sub Inc., a Cayman Islands exempted company and a direct, wholly-owned subsidiary of Pagaya;

•	“ordinary shares” refer to our Class A ordinary shares and our Class B ordinary shares;

•	“Pagaya” refers to Pagaya Technologies Ltd., a company organized under the laws of the State of Israel;

•	“private placement warrants” refer to the warrants issued to our Sponsor in a private placement that closed simultaneously with the closing of the initial public offering;

•
“public shares” refer to the Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•
“public shareholders” refer to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares; provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public warrants” refer to the warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•	“SEC” refers to the U.S. Securities and Exchange Commission;

•	“Sponsor” refers to Wilson Boulevard LLC, a Delaware limited liability company; and

•	“warrants” refers to our public warrants and private placement warrants.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
(this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Annual Report to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Annual Report are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and the proposed business combination with Pagaya. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.
The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	our ability to consummate the Business Combination in a timely manner or at all;

•	the uncertainty resulting from the COVID-19 pandemic;

•	our expectations around performance subsequent to the Business Combination;

•	the ability to implement business plans and other expectations after the consummation of the Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

•	our potential ability to obtain additional financing to complete our Business Combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	risks related to data security and privacy;

•	unexpected costs or expenses;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement and the proposed business combination contemplated thereby;

•	the inability to complete the transactions contemplated by the Merger Agreement due to the failure to obtain approval of our shareholders or other conditions to closing in the Merger Agreement; and

•
the other factors described elsewhere in this Annual Report, included under the headings “Item 1B. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” or as described in the other documents and reports we file with the SEC.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the SEC.

PART I

ITEM 1.	BUSINESS
Introduction
We are a blank check company incorporated on December 22, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Prior to executing the Merger Agreement, our efforts were limited to organizational activities, completion of the our initial public offering and the evaluation of possible business combinations. We have generated no operating revenues to date and do not expect that we will generate operating revenues prior to the consummation of the Business Combination.
Initial Public Offering and Simultaneous Private Placement
On March 1, 2021, we consummated our initial public offering of 28,750,000 units, which includes the exercise by the underwriters of their over-allotment option in the amount of 3,750,000 units, at a price of $10.00 per unit, generating aggregate gross proceeds of $287,500,000. Each unit consists of one Class A ordinary share, and one-third
of one public warrant. UBS Securities LLC and Barclays Capital Inc. acted as the representatives of the several underwriters in our initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-252892),
which the SEC declared effective on February 9, 2021. Simultaneously with the closing of our initial public offering, we consummated the sale of 5,166,667 private placement warrants to the Sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $7,750,000. Each warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per Class A ordinary share, subject to adjustment.
Offering Proceeds Held in Trust
Following our initial public offering and the sale of the private placement warrants, a total of $287,500,000 was placed in the trust account. We incurred $16,473,310 in offering costs, consisting of $5,750,000 of underwriting discount, $10,062,500 of deferred underwriting discount, and $660,810 of other offering costs. As of December 31, 2021, we had cash and marketable securities held in the trust account of $287,610,757, net of redemptions. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions), to complete our initial business combination. We may withdraw interest from the trust account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. As of December 31, 2021, we had cash of $381,400 held outside of the trust account. We have used the funds held outside the trust account primarily to identify and evaluate target businesses (culminating in the selection of Pagaya as the target of our initial business combination), perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and eventually structure, negotiate, and consummate the Business Combination.
We may withdraw from the trust account interest earned on the funds held therein necessary to pay its income taxes, if any. Except as described in the prospectus for the initial public offering and described in the subsection herein entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” these proceeds will not be released until the earlier of the completion of an initial business combination (including the Business Combination) or our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period.

Merger Agreement and Subscription Agreement
On September 15, 2021, we entered into the Merger Agreement with Pagaya and Merger Sub. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with EJFA continuing as the surviving company after the Merger and becoming a wholly-owned subsidiary of Pagaya. As a result of the Merger and the other transactions contemplated by the Merger Agreement, EJFA will become a direct, wholly-owned subsidiary of Pagaya. The Merger Agreement and the Transactions were unanimously approved by the boards of directors of each of EJFA and Pagaya. At the closing of the Business Combination and the effective time of the Merger, the shareholders of the Company will receive ordinary shares, no par value, of Pagaya, and Pagaya expects to list certain of its ordinary shares and warrants on Nasdaq.
In connection with the execution of the Merger Agreement, Pagaya and an affiliate of EJFA (the “EJF Investor”) entered into a subscription agreement (the “EJF Subscription Agreement”), pursuant to which the EJF Investor committed to purchase, in the aggregate, up to 20 million Pagaya Class A ordinary shares at $10.00 per share for an aggregate commitment amount of up to $200 million on the terms and subject to the conditions set forth therein (the “PIPE Investment”). The obligation of the parties to consummate the PIPE Investment under the EJF Subscription Agreement is conditioned upon, among other things, the conditions to the closing of the Business Combination having been satisfied. Subsequently, Pagaya also entered into additional subscription agreements with certain other investors, pursuant to which, on the terms and subject to the conditions set forth in such subscription agreements, such investors have agreed to purchase, and Pagaya has agreed to sell to them, 22.2 million Pagaya Class A ordinary shares at a purchase price of $10.00 per share, which shares reduced the foregoing commitment of the EJF Investor by 7.2 million shares. The closing of the PIPE Investment is expected to occur substantially concurrently with the closing of the Business Combination.
Initial Business Combination
In accordance with the rules of Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting, valuation or appraisal firm with respect to satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction.
For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with existing management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information made available to us. We benefit from our affiliation with EJF and EJF’s capital markets relationships to provide us a consistent flow of, and access to, attractive acquisition targets. Additionally, members of our management team and of our board of directors have significant executive management and public company experience, and accordingly have developed a deep network of contacts and relationships that will provide us with an important source of acquisition opportunities. In addition, we anticipate that opportunities will be brought to our attention by various unaffiliated sources, including investment banks, private equity groups, consultants, accounting firms and other investment market participants.
Liquidation if No Merger
Our amended and restated memorandum and articles of association provide that we will have only 24 months from the close of the initial public offering to consummate an initial business combination, which is March 1, 2023. If we do not consummate an initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account and not previously released to us to pay tax obligations, if any, (less up to $100,000 of interest to pay dissolution expenses), divided by the number of public shares then in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining members and the directors, liquidate and dissolve, subject in the case of the foregoing sub-articles
(ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if a resolution of our public shareholders is passed pursuant to the Companies Act to commence the voluntary liquidation of our company, we will follow the foregoing procedures, subject to applicable Cayman Islands law. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by March 1, 2023 (or such later date as may be approved by our shareholders in in an amendment to our amended and restated memorandum and articles of association). However, if our Sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted
24-month
time period.
Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. In addition, we will provide our public shareholders with the opportunity to redeem all or a portion of their public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within by March 1, 2023 or with respect to other specified provisions relating to shareholders’ rights or pre-initial
business combination activity. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination.
Limitation on Redemption Rights
Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in our initial public offering without our prior consent. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in our initial public offering) for or against our initial business combination.
Redemption of Public Shares
Our amended and restated memorandum and articles of association provide that we will have only until March 1, 2023 to complete our initial business combination. If we have not completed our initial business combination by March 1, 2023 or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 1, 2023, as may be extended by any Extension Period.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us.
Employees
We currently have four officers: Neal Wilson, our vice chairman, Kevin Stein, our chief executive officer; Thomas Mayrhofer, our chief financial officer; and Erika Gray, our chief accounting officer and secretary. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. Thus far, they have devoted all the time that was necessary to identify and evaluate potential business combinations and to select and engage with Pagaya in the Merger Agreement and the Transactions contemplated by such agreement. If the business combination is not completed as planned, the amount of time they will continue to devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees after the consummation of the Business Combination.

ITEM 1A.	RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition and financial operations. You should consider carefully the risks and uncertainties described below, in addition to the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to successfully completing the proposed Business Combination with Pagaya. In addition, if we succeed in effecting the proposed Business Combination, you will face additional and different risks and uncertainties related to the business of Pagaya. Such material risks will be set forth in the registration statement on Form
F-4
that Pagaya intends to file with the SEC that will include a proxy statement of EJFA in connection with EJFA’s solicitation of proxies for the vote by our shareholders with respect to the proposed Business Combination and a prospectus of Pagaya. We urge our shareholders to read the Risk Factors set forth in the registration statement on Form
F-4
when available.
Risks Related to Our Business and Financial Position
Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.
We issued 9,583,333 warrants as part of the units offered in our initial public offering, and, concurrently therewith, we issued in a private placement, 5,166,667 private placement warrants. We have accounted for both the warrants underlying the units offered in our initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the three-month and twelve month period ended December 31, 2021, we recorded $0 and $1,242,401 respectively in other expense related to the excess fair value over purchase price of the private placement warrants, and $3,346,254 and $1,843,618 respectively in other expense related to the change in fair value of the warrants.
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
After consultation with our independent registered public accounting firm, our management and our audit committee concluded that its previously issued financial statements as of March 1, 2021, March 31, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon.
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
As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. Specifically, related to the warrants and redeemable equity instruments we issued in connection with our IPO in March 2021. As a result of this material weakness, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in
capital, accumulated deficit and related financial disclosures as of March 1, 2021, March 31, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for complex financial instruments we issued in connection with our IPO, see Item 9A. Controls and Procedures.
As described in Item 9A, we have concluded that our internal controls over financial reporting was ineffective as of December 31, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq, where our ordinary shares are listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business results of operations and financial condition and our ability to complete a business combination, including the Business Combination. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting.
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
After consultation with our independent registered public accounting firm, our management and audit committee concluded that its previously issued financial statements, as of March 1, 2021, March 31, 2021 and June 30, 2021, should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. As part of the restatement, we identified a material weakness in its internal controls over financial reporting.
As a result of such material weakness, the restatement, the change in accounting for the complex financial instruments, and other matters raised or that may in the future be raised by the SEC, other regulators or other parties, we face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among others, the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination, including the Business Combination.
If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase our Class A ordinary shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq listing rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.
In the event that our Sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests through the U.S. federal courts, and your ability to protect your rights through the U.S. federal courts may be limited.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests through the U.S. federal courts and your ability to protect your rights through the U.S. federal courts may be limited. We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take legal action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.
We have been advised by Walkers, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 1, 2023 or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-initial
business combination activity; and (iii) the redemption of our public shares if we have not completed an initial business combination by March 1, 2023 or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
If we are unable to consummate the business combination with Pagaya or another business combination by March 1, 2023 (or such later date as our shareholders may approve), we will cease all operations except for the purpose of liquidating, winding up and dissolving and we will redeem our Class A ordinary shares and liquidate the trust account, in which case our shareholders may only receive approximately $10.00 per share and the EJFA public warrants and the private placement warrants will expire worthless. In such event, third parties may also bring claims against us and, as a result, the proceeds held in the trust account could be reduced and the per share liquidation price received by our shareholders could be less than $10.00 per share.
If we are unable to consummate the Business Combination or another business combination within the required time period, we will (i) cease all operations except for the purpose of winding up and dissolution, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish our public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Board, wind-up
and subsequently dissolve, subject (in each case) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, this limitation on redeeming Excess Shares would not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2021, there are 471,250,000 and 42,812,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of December 31, 2021, there are no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.
If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis, in which case the number of Class A ordinary shares that the holders of warrants will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment).
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain an effective registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify for sale the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and no exemption is available.
If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the unit. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying the Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “ covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless. Additionally, the exercise price for the warrants is $11.50 per share and the warrants may expire worthless unless the share price is higher than the exercise price during the exercise period.
We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us pursuant to this redemption right (except as described under “Note 7: Warrants—Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $10.00” in our audited financial statements included in this Annual Report) so long as they are held by our Sponsor or their permitted transferees.
In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
Finally, the exercise price of the warrants is $11.50 per share, subject to adjustment. As a result, the warrants may expire worthless unless the share price reaches that level during the exercise period.
If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all third parties, vendors, service providers (other than our public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders (and we have obtained such waiver from Pagaya as part of the Merger Agreement), such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering, except with respect to the deferred underwriting commission in the case of liquidation, will not execute agreements with us waiving such claims to the monies held in the trust account. Making such a request of potential target businesses may make our acquisition proposal less attractive to them, and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or merger agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable;
provided
that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and our shareholders would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties, vendors and prospective target businesses.
Our warrants may have an adverse effect on the market price of the Class A ordinary shares.
We issued warrants to purchase 8,333,333 Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, We issued in a private placement an aggregate 4,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share.
Subsequently, we issued and sold an additional 3,750,000 units pursuant to the underwriter’s over-allotment option at a price of $10.00 per unit and sold an additional 500,000 private placement warrants. The warrants will entitle the holders to purchase Class A ordinary shares. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares. Therefore, the warrants may increase the cost of the Business Combination.
If, after we distribute the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “voidable preference” or subject to challenge under the relevant “fraudulent trading” provisions. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, in the event that such payments are made at the time when we are insolvent, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, before distributing the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
Risks Related to the Merger
The consummation of the Business Combination is subject to the satisfaction of certain closing conditions, including a minimum cash condition and the receipt of the requisite approval of the Pagaya shareholders and our shareholders.
The Business Combination and the other Transactions are subject to a number of conditions, including the condition that we have at least $5,000,001 of net tangible assets (as determined in accordance with Rule
3a51-5(g)(1)
of the Exchange Act) either immediately prior to or upon consummation of the Transactions. The obligation of each party to effect the Business Combination and the other Transactions is also subject to the condition that there is no legal prohibition against consummation of the Transactions, that the ordinary shares of Pagaya be approved for listing on Nasdaq subject only to official notice of issuance thereof, receipt of the requisite approval of our and Pagaya’s respective shareholders, continued effectiveness of the registration statement on Form F-4 that Pagaya intends to file with the SEC, the waiting period or periods under the HSR Act applicable to the Transactions will have expired or been terminated (which waiting period expired on November 12, 2021), the truth and accuracy of the other party’s representations and warranties in the Merger Agreement, subject to certain materiality standards set forth therein and subject to exceptions set forth in the Pagaya disclosure letter and the EJFA disclosure letter (each which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties to the Merger Agreement rather than for the purpose of establishing matters as fact), the non-occurrence
of any material adverse effect with respect to the other party from the date of the Merger Agreement, compliance by the other party in all material respects with all agreements, obligations and covenants required by the Merger Agreement and delivery to each party of a certificate executed by an authorized executive officer of the other party certifying as to certain of these conditions. The Merger is also subject to a condition in favor of Pagaya that the minimum cash condition is satisfied (which minimum cash condition is less than the amount committed as part of the PIPE Investment). There are no assurances that all conditions to effecting the Business Combination and the other Transactions will be satisfied or that the conditions will be satisfied in the time frame expected.
If the conditions to effect the Business Combination and the other Transactions are not satisfied (or are not waived, to the extent waivable), either we or Pagaya, as applicable, may, subject to the terms and conditions of the Merger Agreement, terminate the Merger Agreement under certain circumstances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We currently utilize office space at 2107 Wilson Boulevard, Suite 410, Arlington, Virginia 22201, leased from the Sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
There is no material litigation, arbitration or governmental proceeding currently pending against EJFA or any members of its management team in their capacity as such.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information
Our units began trading on the Nasdaq under the symbol “EJFAU” on February 25, 2021. On April 16, 2021, we announced that holders of our securities could elect to separately trade the shares of Class A ordinary shares and warrants included in the securities, or continue to trade the securities without separating them. The shares of Class A ordinary shares began trading on Nasdaq under the symbol “EJFA” on April 21, 2021 and warrants began trading on Nasdaq under the symbol “EJFAW” on April 21, 2021. Each whole warrant entitles the holder to purchase of one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated February 24, 2021 related to the initial public offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A ordinary shares and will become exercisable on 30 days after the completion of our business combination.

(b)	Holders
As of March 14, 2022, there was one holder of record for our units, one holder of record for our separately traded shares of Class A ordinary shares, and 9 holders of record for our Class B ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. There is no public market for our Class B ordinary shares.

(c)	Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay any cash dividends prior to the completion of our business combination. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our board at such time. Any payment of dividends or other distributions will be subject to consent of holders of a majority of the then outstanding shares of Class B ordinary shares. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. In addition, our board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Performance Graph
The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
On March 1, 2021, we consummated the initial public offering of 25,000,000 units. The units sold in the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250 million. UBS Securities LLC and Barclays Capital Inc. acted as joint book-running managers. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-252892).
The Securities and Exchange Commission declared the registration statements effective on February 24, 2021.

Simultaneous with the consummation of the initial public offering, the Company consummated the private placement of an aggregate of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant, generating total proceeds of $7.0 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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
In connection with the consummation of the sale of additional units pursuant to the underwriters’ over-allotment option on March 1, 2021, we sold an additional 500,000 private placement warrants to our Sponsor, generating additional gross proceeds of approximately $0.75 million.
Of the gross proceeds received from the initial public offering and sale of the private placement warrants, including the over-allotment exercise, $287,500,000 was placed in the trust account.
Use of Proceeds
On March 1, 2021, we consummated the initial public offering of 28,750,000 units, which includes the exercise by the underwriters of their over-allotment option in the amount of 3,750,000 units, at a price of $10.00 per unit, generating aggregate gross proceeds of $287,500,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 5,166,667 private placement warrants to our Sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $7,750,000.
Following the initial public offering and the sale of the private placement warrants, a total of $287,500,000 was placed in the trust account. We incurred $16,473,310 in offering costs, consisting of $5,750,000 of underwriting discount, $10,062,500 of deferred underwriting discount, and $660,810 of other offering costs.
At December 31, 2021, we had cash and marketable securities held in the trust account of $287,610,757. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest from the trust account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $381,400 held outside of the trust account. We intend to use the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.
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
Prior to the completion of the initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

ITEM 6.	[RESERVED]
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Liquidity and Capital Resources
On March 1, 2021, we consummated the initial public offering of 28,750,000 units, which includes the exercise by the underwriters of their over-allotment option in the amount of 3,750,000 units, at a price of $10.00 per unit, generating aggregate gross proceeds of $287,500,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 5,166,667 private placement warrants to our Sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $7,750,000.
Following the initial public offering and the sale of the private placement warrants, a total of $287,500,000 was placed in the trust account. We incurred $16,473,310 in offering costs, consisting of $5,750,000 of underwriting discount, $10,062,500 of deferred underwriting discount, and $660,810 of other offering costs.
At December 31, 2021, we had cash and marketable securities held in the trust account of $287,610,757. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions and less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $381,400 held outside of the trust account. We intend to use the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.
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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for a business combination, including identifying and engaging with Pagaya. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the year ended December 31, 2021, we had net loss of $8,160,112, which consisted of $110,758 of interest earned on marketable securities held in the trust account and operating account, and unrealized gain on warrant liability of $1,843,618, offset by offering costs allocated to warrant liability of $862,470, excess of private placement warrants fair value over purchase price of $1,242,401, and operating costs of $8,009,617.
For the period from December 22, 2020 (inception) through December 31, 2020, we had net loss of approximately $3,537, which consists of formation and operation costs.
Critical Accounting Estimates
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
Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.
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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the initial public offering. We allocate the offering costs between ordinary shares and Public warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential ordinary shares for outstanding warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2021.
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
On September 14, 2021, the Company entered into an agreement with UBS (“UBS Agreement”), acting as lead financial advisor and capital markets advisor to the Company in connection with the Company’s proposed Business Combination with Pagaya Technologies LTD. Pursuant to the UBS Agreement, the transaction fee equals to $10,000,000. The Company and UBS agreed that UBS will reduce the transaction fee in the event the percentage of the Company’s outstanding redeemable shares redeemed at the time of closing of the Business Combination exceeds 50% (“Transaction Fee Adjustment”). The Transaction Fee Adjustment shall be calculated on a pro rata basis upon breach of the 50% redemption calculation and shall not exceed 25% of the transaction fee or $2,500,000. In the event that a business combination is not consummated for any reason, the Company shall not have any liability to UBS for the transaction fee.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering, including amounts in the trust account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 16 of this Annual Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control Over Financial Reporting
Aside from the steps we have taken towards the process enhancements described under our remediation plan, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers are as follows:

Name	Age	Title
Emanuel J. Friedman	75	Chairman of the Board
Neal Wilson	56	Vice Chairman, Director
Kevin Stein	60	Chief Executive Officer, Director
Thomas Mayrhofer	49	Chief Financial Officer
Erika Gray	34	Chief Accounting Officer and Secretary
Brian P. Brooks	52	Independent Director
Joan C. Conley	65	Independent Director
Campbell R. Dyer	48	Independent Director
Robert Wolf	60	Independent Director
Emanuel J. Friedman, 75
, has served as Chairman of our board of directors since February 2021. Mr. Friedman co-founded
EJF, which has been at the forefront of regulatory, event-driven investing in financials and real estate. Over the course of his 40+ year career in capital markets and asset management, Mr. Friedman has structured and built numerous innovative investment strategies that have focused on some of the most powerful trends in the financial sector driven by regulatory change. Prior to forming EJF, Mr. Friedman was a founder and the former
Co-Chairman
and
Co-Chief
Executive Officer of Friedman, Billings, Ramsey & Co., Inc. (“FBR”). At FBR, Mr. Friedman assisted in designing property and mortgage REIT vehicles. Throughout the 1990s, Mr. Friedman was active in building out FBR’s alternative asset management platform. He was also instrumental in the creation of hedge, private equity and venture capital funds at FBR, and maintains an extensive network of contacts within the collateralized debt obligations, hedge fund and private equity fund communities. Mr. Friedman received his BA in Education from the University of North Carolina at Chapel Hill and his JD from Georgetown University.
In connection with certain activities relating to a private investment in public equity transaction handled by FBR’s broker-dealer subsidiary in 2001, the SEC and the NASD (now FINRA) announced on December 20, 2006, a settlement with Mr. Friedman. Mr. Friedman was held responsible, as a control person of FBR, for its violations of Sections 10(b) and 15(f) of the Exchange Act and Rule
10b-5
promulgated thereunder as well as for violations of NASD Conduct Rule 2110. In addition, the SEC charged Mr. Friedman with a violation of Section 5 of the Securities Act. Mr. Friedman consented to the entry of a final judgment permanently enjoining him from violating Section 5 of the Securities Act, and as a control person, from violating Sections 10(b) and 15(f) of the Exchange Act and Rule
10b-5
promulgated thereunder. Mr. Friedman also paid fines totaling $1.25 million and was barred from associating with a broker or dealer in a supervisory capacity with a right to reapply in two years. Mr. Friedman does not believe that the outcome of this settlement prevents him from performing his duties as chairman of the board.
Neal Wilson, 56
, has served as our Vice Chairman and a member of the board since February 2021. In addition to serving as the
Co-Chief
Executive Officer for EJF Capital and
Co-Chief
Investment Officer of EJF’s Private Credit and Private Equity businesses, Mr. Wilson currently serves as the Chief Executive Officer of EJF Investments Manager LLC, the external manager to a closed-end
fund listed on the London Stock Exchange (LSE: EJFI). Prior to forming EJF, Mr. Wilson served as a senior managing director for both the Alternative Asset Investments and Private Wealth Management groups at FBR. Prior to joining FBR, he was a senior securities attorney at Dechert LLP and a Branch Chief in the Division of Enforcement at the SEC in Washington, D.C. He served on the boards of trustees of Sidwell Friends School (Washington, DC) and Hood College for five and nine years, respectively. He chaired the endowment investment committee at Hood College during his entire tenure on the board and served on the endowment investment committee of Sidwell Friends for over 10 years. He also served as a member of the board of trustees for the Montgomery County (Maryland) Public Schools Employee Pension for nine years until 2013 and in 2014 received a Distinguished Service Award from Montgomery County for his contributions. Mr. Wilson served as
Co-Chair
and Honorary Chair, in 2014 and 2020 respectively, of the Bridges Gala for the Marriott Foundation for People with Disabilities’ Bridges from School to Work Program. He received his BA from Columbia University and his JD from the University of Pennsylvania.

Kevin Stein, 60
, has served as our Chief Executive Officer and a member of the board since February 2021. Mr. Stein has been affiliated with EJF Capital since 2018 and is a Senior Managing Director in EJF’s Private Equity Group. Mr. Stein currently serves on the boards of Dime Community Bancshares, Inc. (Nasdaq: DCOM), where he serves as Audit Committee Chairman, and Ocwen Financial Corp (NYSE: OCN), where he serves as Chair of the Risk Committee. He was previously Chief Executive Officer and
Co-Founder
of Resolution Analytica Corp., a buyer of commercial deficiency judgments from depositories, and a Senior Managing Director
KCK-US,
Inc., a family office focused on private investments in financial services. Prior to joining
KCK-US,
Inc., he was Managing Director of the Financial Institutions Group of Barclays advising banks, specialty finance companies and financial sponsors. Mr. Stein was a Partner and Group Head of the Depository Investment Banking Practice of FBR Capital Markets & Co. From 1994 to 2004, he was a member of the management team of GreenPoint Financial Corporation (“GreenPoint”), a $25 billion retail bank and housing finance company based in New York. During his tenure at GreenPoint, Mr. Stein’s roles included Executive Vice President of Mortgage Banking, Chief Information Officer and Division Director of Retail Banking. Prior to joining GreenPoint, he was an Associate Director of the Federal Deposit Insurance Corporation, Division of Resolutions, leading failed bank resolution activities. Mr. Stein is Audit Committee Chairman and since 1996, a Director of Bedford Stuyvesant Restoration Corporation, the first community development corporation in the United States. He received his MBA from Carnegie Mellon University and his BS from Syracuse University.
Thomas Mayrhofer, 49
, has served as our Chief Financial Officer since February 2021. Mr. Mayrhofer joined EJF Capital in 2018, currently serves as EJF Capital’s Chief Operating Officer and is a member of the Executive Committee. Mr. Mayrhofer has 20 years of experience in the financial services industry. Prior to joining EJF Capital, Mr. Mayrhofer was a Partner and Managing Director at Carlyle. In addition to holding the position of Chief Financial Officer of Carlyle’s Corporate Private Equity Segment, Mr. Mayrhofer served on the Investment Committee for Carlyle’s Buyout and Growth Capital funds. Prior to joining Carlyle, Mr. Mayrhofer worked at Arthur Andersen LLP. He graduated from The College of William & Mary with a BBA in Accounting and serves on the Advisory Board for William & Mary’s Accounting Programs.
Erika Gray, 34
, has served our Chief Accounting Officer and Secretary since February 2021. Ms. Gray joined EJF Capital in 2018, currently serves as EJF Capital’s Chief Financial Officer and is a member of the Executive Committee. Ms. Gray joined EJF Capital from Ernst & Young where she worked eight years in the Financial Services Audit practice. Ms. Gray graduated from Wake Forest University with a BS and MS in Accounting.
Brian P. Brooks, 52
, has served as a Director since February 2021. Mr. Brooks has served as the Chief Executive Officer of the BitFury Group since October 2021. From June 2021 to August 2021, Mr. Brooks served as Chief Executive Officer of Binance. US. From May 2020 to January 2021, Mr. Brooks served as Acting U.S. Comptroller of the Currency, where he was the administrator of the federal banking system and the chief executive of the
3,500-employee
federal agency responsible for chartering and supervising banks comprising 70 percent of all banking activity in the United States. Mr. Brooks’ other board services include: a director of Springcoin, Inc., a blockchain-enabled digital credit bureau; a director of Interfirst Mortgage, a Chicago-based mortgage originator; and a director of Valor Latitude Acquisition Corp., a special purpose acquisition company focused on Latin American fintech opportunities. Mr. Brooks previously served as a director of the Federal National Mortgage Association (“
Fannie Mae
”), a $3.2 trillion asset public company that is the world’s largest investor in a single-family and multifamily mortgage assets. He also previously served as a director of Avant Holding Company, Inc., a marketplace lending and loan origination technology platform. From 2018 to 2020, Mr. Brooks served as Chief Legal Officer of Coinbase Global, Inc., from 2014 to 2018, as Executive Vice President, General Counsel, and Corporate Secretary of Fannie Mae, and from 2011 to 2014, as Vice Chairman of OneWest Bank, N.A. Prior to joining OneWest Bank, N.A., he served as managing partner of O’Melveny & Myers LLP’s Washington, D.C. office. Mr. Brooks received his BA from Harvard University and his JD from the University of Chicago.
Joan C. Conley, 65
, has served as a Director since February 2021. Ms. Conley has served as a Senior Advisor on Corporate Governance & ESG Programs at Nasdaq, Inc., since December 2020. In December 2020, Ms. Conley retired from her role as the Senior Vice President and Corporate Secretary following nineteen years at Nasdaq, Inc., where she was responsible for the Nasdaq Global Corporate Governance Program and the Nasdaq Global Ethics and

Corporate Compliance Program and the Nasdaq Educational Foundation. In her former role at Nasdaq, Inc., Ms. Conley also served as Managing Director of the Nasdaq Educational Foundation from 1994 to 2020 and as a founding Board Member of the Nasdaq Entrepreneurial Center from 2014 to 2020. Prior to joining Nasdaq, Inc. in 2001, Ms. Conley was the Senior Vice President and Corporate Secretary at the NASD from 1994 to 2001 and the Director of Human Resources from 1986 to 1994. In July 2021, Joan was elected to the Board of Tigo Energy, a private company providing smart module technology for the solar industry. Ms. Conley is also a member of the Society of Corporate Governance Professionals, the Advisory Board of the Harvard Law School Corporate Governance Forum and a member of the Economic Club of Washington D.C. Ms. Conley has served on the board and audit committees of several non-profit
organizations in Washington D.C. Ms. Conley received her BA in Economics from Dominican University and her MS in Industrial & Labor Relations from Loyola University of Chicago.
Campbell
“
Cam
”
R. Dyer, 48
, has served as a Director since February 2021. Mr. Dyer is a private equity investor focused on technology-enabled businesses. Until January 1, 2022, Mr. Dyer was Senior Advisor of Carlyle, which he joined in July 2002 and where he was previously the Global
Co-Head
of the Technology, Media and Telecommunications and Business Services Sector. Mr. Dyer also serves on the board of directors of Cadence Rx, a pharmacy benefit management services technology platform. Mr. Dyer also serves on the Advisory Boards of Crosslake Technologies, a leading provider of tech due diligence and advisory services to private equity firms and their portfolio companies, Melior Equity Partners (formerly Carlyle Cardinal Ireland Fund), a private investment firm focused on control investments based in Ireland, and WSC & Company, a private investment firm focused on acquiring businesses through the traditional search fund model. Mr. Dyer recently served on the boards of ProKarma, Inc., APC Workforce Solutions, LLC, ION Group, Dealogic, and CommScope Holding Company, Inc. Prior to joining Carlyle in 2002, Mr. Dyer worked at Bain & Company and Bowles Hollowell Connor & Co. Mr. Dyer received his BS from Washington & Lee University and his MBA from Harvard Business School.
Robert Wolf, 60
, has served as a Director since February 2021. Mr. Wolf is the founder of 32 Advisors LLC, a holding company which includes the direct investing arm 32 Ventures and the bi-partisan
economic insights platform Strategic Worldviews. Prior to forming 32 Advisors LLC in 2012, Mr. Wolf spent 18 years at UBS Group AG (“UBS AG”), a global financial services firm. At UBS AG, Mr. Wolf held several senior positions including Chairman and CEO of UBS AG Americas and President and Chief Operating Officer of UBS AG Investment Bank. He joined UBS AG in 1994 after spending 10 years at Salomon Brothers, Inc. Mr. Wolf held three Presidential appointments under President Obama; as a member of the Economic Recovery Advisory Board from 2009 to 2011, the Council on Jobs and Competitiveness from 2011 to 2013 and the Export Council from 2014 to 2016. In 2012, Mr. Wolf was on the Homeland Security Advisory Council’s Border Infrastructure Task Force. Mr. Wolf currently serves on the board of directors of the Obama Foundation, the Undergraduate Executive Board of the Wharton School, and is a member of the Partnership for NYC. He formerly served as Vice Chairman of the Robert F. Kennedy Center for Justice & Human Rights, on the board of trustees of the Children’s Aid Society, on the Athletics Board of Overseers at the University of Pennsylvania. Mr. Wolf received his BS from the Wharton School at the University of Pennsylvania.
Committees of the Board of Directors
Our board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our audit committee, nominating and corporate governance committee and compensation committee are comprised solely of independent directors. Subject to phase-in
rules, Nasdaq listing standards and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing standards require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by the board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.ejfacquisition.com under the “Investor Relations” section. Information on our website is not incorporated by reference into this Annual Report.

Audit Committee
Brian P. Brooks, Campbell R. Dyer and Robert Wolf serve as members of the audit committee and Campbell R. Dyer serves as chair of the audit committee. Mr. Dyer is independent of and unaffiliated with the Sponsor and our underwriters. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.
Mr. Dyer is financially literate and the board has determined that Mr. Dyer qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation
S-K
promulgated under the Exchange Act promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
Joan C. Conley and Robert Wolf serve as members of the compensation committee and Robert Wolf serves as chair of the compensation committee. Under Nasdaq listing standards, all the directors on the compensation committee must be independent.
We have adopted a compensation committee charter, details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of the Sponsor of up to $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our public shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Corporate Governance Committee
The member of our nominating and corporate governance committee is Joan C. Conley. Ms. Conley serves as chair of the nominating and corporate governance committee. Under Nasdaq listing standards, all the directors on the nominating and corporate governance committee must be independent.
We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of our company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, our shareholders will not have the right to recommend director candidates for nomination to the board.
Only holders of Class B ordinary shares will have the right to vote for the election of, and to remove, directors prior to or in connection with the completion of our initial business combination, which directors will be proposed by the board following a nomination by the nominating and corporate governance committee.
Code of Ethics and Business Conduct
We have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers (including the principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions) and employees. Our Code of Ethics and Business Conduct is posted under the “Investor Relations” section on our website, https://www.ejfacquisition.com. We intend to promptly disclose on our website, in accordance with applicable rules, any required disclosure of changes to or waivers, if any, of our Code of Ethics and Business Conduct.

ITEM 11.	EXECUTIVE COMPENSATION
During 2021, none of our executive officers or directors received any cash compensation for services rendered to us. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We have entered into an agreement with an affiliate of our Sponsor, pursuant to which we will pay a total of up to $10,000 per month for office space, administrative and support services to such affiliate. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their affiliates.
After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers after the completion of our business combination will be determined by a compensation committee constituted solely by independent directors.
The existence or terms of any employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of the ordinary shares as of March 30, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of the ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of March 30, 2022. Percentages are based on 28,750,000 Class A ordinary shares issued and outstanding and 7,187,500 Class B ordinary shares issued and outstanding.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Wilson Boulevard LLC (our Sponsor) (2)(3)	—	—	6,927,500	96.4%	19.3%
Emanuel J. Friedman (2)(4)	—	—	6,927,500	96.4%	19.3%
Neal Wilson	—	—	—	—	—
Kevin Stein	—	—	—	—	—
Thomas Mayrhofer	—	—	—	—	—
Erika Gray	—	—	—	—	—
Brian P. Brooks (2)	—	—	40,000	*	*
Joan C. Conley (2)	—	—	40,000	*	*
Campbell R. Dyer (2)	—	—	40,000	*	*
Robert Wolf (2)(5)	—	—	40,000	*	*
all officers and directors as a group (9 individuals) (2)	—	—	7,087,500	98.6%	19.7%
Citadel Advisors LLC (6)	2,449,339	8.5%	—	—	6.8%
Aristeia Capital, L.L.C. (7)	1,484,855	5.2%	—	—	4.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 2107 Wilson Boulevard, Suite 410, Arlington, Virginia 22201.

(2)
Interests shown consist solely of EJFA Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one
basis, subject to adjustment. Interests shown do not include any indirect interests attributable to any of our officers or directors as a result of any economic interests in EJF Capital.

(3)
Wilson Boulevard LLC, the Sponsor, is the record holder of such shares. The managing member of the Sponsor is EJF Capital. EJF Capital may be deemed to have beneficial ownership of the shares. Certain of our officers and directors have invested in the LLC interests of the Sponsor.

(4)
The managing member of the Sponsor is EJF Capital. Mr. Friedman is the controlling member of EJF Capital LLC and may be deemed to share beneficial ownership of the shares over which EJF Capital may be deemed to be a beneficial holder.

(5)	Represents Class B ordinary shares held through a limited liability company controlled by Mr. Wolf.

(6)
Based on information contained in a Schedule 13G/A filed on February 14, 2022 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively, the “Reporting Persons”) with respect to the EJFA Class A ordinary shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. The Reporting Persons reported that they beneficially owned an aggregate of 2,449,339 shares of EJFA Class A ordinary shares. Specifically, (i) Citadel Advisors beneficially owns 2,439,389 EJFA Class A ordinary shares, (ii) CAH beneficially owns 2,439,389 EJFA Class A ordinary shares, (iii) CGP beneficially owns 2,439,389 EJFA Class A ordinary shares, (iv) Citadel Securities beneficially owns 9,950 EJFA Class A ordinary shares, (v) CALC4 beneficially owns 9,950 EJFA Class A ordinary shares, (vi) CSGP beneficially owns 9,950 EJFA Class A ordinary shares and (vii) Mr. Griffin beneficially owns 2,449,339 EJFA Class A ordinary shares. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member
manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address of the Reporting Persons in this note is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)
Based on information contained in a Schedule 13G filed on February 14, 2022 by Aristeia Capital, L.L.C. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. The business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On December 24, 2020, we issued to our Sponsor an aggregate of 7,187,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share. Our Sponsor subsequently transferred certain of the founder shares to certain of our directors and advisors for the same per share price originally paid for such shares.
Simultaneously with the consummation of the initial public offering, we consummated the private placement of an aggregate of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant, generating total proceeds of $7.0 million. The private placement warrants are identical to the warrants sold in the initial public offering except that the private placement warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. In connection with the consummation of the sale of additional units pursuant to the underwriters’ over-allotment option on March 1, 2021, we sold an additional 500,000 private placement warrants to our Sponsor, generating additional gross proceeds of approximately $0.75 million.
We currently utilize office space at 2107 Wilson Boulevard, Suite 410, Arlington, Virginia 22201 leased from our Sponsor as our executive offices. We have paid our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon consummation of our business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2021, we had accrued $102,000 of administrative service fees.
No compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of a business combination. However, our Sponsor and these individuals were reimbursed for out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers and directors or any of our or their respective affiliates. On December 24, 2020, our Sponsor agreed to loan us up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of June 30, 2021 or the completion of our initial public offering. As of March 1, 2021, the total amount borrowed under the Note was $200,000 and we repaid it in full upon the closing of our initial public offering.
In order to finance transaction costs in connection with an intended business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors, may, but are not obligated to, loan us funds as may be required through our working capital notes. If we complete a business combination, we would repay any working capital notes. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay any working capital notes but no proceeds held in our trust account would be used to repay any working capital notes. Up to $1,500,000 of any working capital notes may be converted into private placement warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. These warrants would be identical to the private placement warrants. Except as set forth above, the terms of such working capital notes, if any, have not been determined and no written agreements exist with respect to such loans. Under the terms of Article VI of the Merger Agreement, specifically the interim operating covenants, we require the consent of Pagaya to obtain any working capital notes. Prior to the consummation of the business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital notes prior to our business combination will be made using funds held outside the trust account.
After our Business Combination, members of our management team who remain with the post-Closing combined company may be paid consulting, management or other fees from the post-Closing combined company with any and all amounts being fully disclosed to the Pagaya shareholders.
We have entered into a registration rights agreement with respect to the founder shares and private placement warrants.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the

Company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation
S-K
promulgated under the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length
dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the Company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transactions in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees for professional services provided by our independent registered public accounting firm since December 22, 2020 include:

	For the Year Ended December 31, 2021	For the Period from December 22, 2020 to December 31, 2020
Audit Fees (1)	$103,618	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$103,618	$—

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.
Policy on Board
Pre-Approval
of Audit and Permissible
Non-Audit
Services of the Independent Auditors
The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve
all audit and permitted
non-audit
services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 15, 2021, by and among Pagaya Technologies Ltd., EJF Acquisition Corp. and Rigel Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of EJF Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on September 16, 2021).

3.1	Amended and Restated Memorandum and Articles of EJF Acquisition Corp. (incorporated by reference to Exhibit 3.1 of EJF Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 24, 2021).

4.1	Specimen Unit Certificate of EJF Acquisition Corp. (incorporated by reference to Exhibit 4.1 of EJF Acquisition Corp.’s Amendment No. 3 to Form S-1 filed with the SEC on February 18, 2021).

4.2	Specimen Class A Common Stock Certificate of EJF Acquisition Corp. (incorporated by reference to Exhibit 4.2 of EJF Acquisition Corp.’s Amendment No. 3 to Form S-1 filed with the SEC on February 18, 2021).

4.3	Specimen Warrant Certificate of EJF Acquisition Corp. (incorporated by reference to Exhibit 4.3 of EJF Acquisition Corp.’s Amendment No. 3 to Form S-1 filed with the SEC on February 18, 2021).

4.4	Warrant Agreement, dated as of February 24, 2021, between Continental Stock Transfer & Trust Company and EJF Acquisition Corp. (incorporated by reference to Exhibit 4.1 of EJF Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 24, 2021).

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Registration and Shareholder Rights Agreement, by and among EJF Acquisition Corp., Wilson Boulevard LLC and certain security holders (incorporated by reference to Exhibit 10.3 of EJF Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on March 1, 2021).

10.2	Investment Management Trust Agreement, dated as of February 24, 2021, by and between Continental Stock & Trust Company and EJF Acquisition Corp. (incorporated by reference to Exhibit 10.2 of EJF Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 24, 2021).

10.3	Administrative Services Agreement, dated as of February 24, 2021, by and between EJF Acquisition Corp. and Wilson Boulevard LLC (incorporated by reference to Exhibit 10.5 of EJF Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 24, 2021).

10.4	Letter Agreement, dated as of February 24, 2021, by and among EJF Acquisition Corp., Wilson Boulevard LLC and each of EJF Acquisition Corp.’s officers and directors (incorporated by reference to Exhibit 10.4 of EJF Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 24, 2021).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EJF ACQUISITION CORP.

Date: March 30, 2022	By:	/s/ Kevin Stein
Kevin Stein
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Emanuel J. Friedman	Chairman of the Board	March 30, 2022
Emanuel J. Friedman

/s/ Neal Wilson	Vice Chairman and Director	March 30, 2022
Neal Wilson

/s/ Kevin Stein	Chief Executive Officer and Director	March 30, 2022
Kevin Stein	(Principal Executive Officer)

/s/ Thomas Mayrhofer	Chief Financial Officer	March 30, 2022
Thomas Mayrhofer	(Principal Financial Officer)

/s/ Erika Gray	Chief Accounting Officer and Secretary	March 30, 2022
Erika Gray	(Principal Accounting Officer)

/s/ Brian P. Brooks	Director	March 30, 2022
Brian P. Brooks

/s/ Joan C. Conley	Director	March 30, 2022
Joan C. Conley

/s/ Campbell R. Dyer	Director	March 30, 2022
Campbell R. Dyer

/s/ Robert Wolf	Director	March 30, 2022
Robert Wolf

EJF ACQUISITION CORP.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
EJF Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of EJF Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until March 1, 2023 to consummate the proposed business combination. If a business combination is not consummated by March 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum llp
Marcum llp
We have served as the Company’s auditor since 2020.
Houston, TX
March 30, 2022

F-2

EJF ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash on hand	$381,400	$—
Deferred offering costs	—	276,751
Prepaid expenses	355,411	—

Total current assets	736,811	276,751

Prepaid expenses -Non-current	54,083	—
Cash and Investments held in Trust Account	287,610,757	—

Total assets	$288,401,651	$276,751

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued costs and expenses	$6,078,702	$255,288
Due to related party	1,361,155	—

Total current liabilities	7,439,857	255,288

Warrant liability	22,201,010	—
Deferred underwriters’ discount	10,062,500	—

Total liabilities	39,703,367	255,288

Commitments
Ordinary shares subject to possible redemption, 28,750,000 and no shares at redemption value as of December 31, 2021 and 2020, respectively	287,500,000	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized;	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2021 and 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(38,802,435)	(3,537)

Total shareholders’ equity (deficit)	(38,801,716)	21,463

Total Liabilities and Shareholders’ Equity (Deficit)	$288,401,651	$276,751

The accompanying notes are an integral part of these financial statements.

F-
3

EJF ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from December 22, 2020 (inception) through December 31, 2020
Formation and operating costs	$8,009,617	$3,537

Loss from operations	(8,009,617)	(3,537)

Other income (loss)
Interest income on marketable securities held in trust	110,758	—
Offering cost allocated to warrants	(862,470)	—
Excess of Private Placement Warrants fair value over purchase price	(1,242,401)	—
Change in fair value of warrants liability	1,843,618	—

Total other income (loss)	(150,495)	—

Net loss	$(8,160,112)	$(3,537)

Weighted average ordinary shares subject to possible redemption outstanding, basic and diluted	24,023,973	—

Basic and diluted net loss per ordinary share subject to possible redemption	$(0.26)	$—

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	7,033,390	6,250,000

Basic and diluted net loss per non-redeemable ordinary share	$(0.26)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F-
4

EJF ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance as of December 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(3,537)	(3,537)

Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(3,537)	$21,463

Subsequent remeasurement under ASC480-10-S99	—	—	—	—	(24,281)	(30,638,786)	(30,663,067)
Net Income	—	—	—	—	—	(8,160,112)	(8,160,112)

Balance as of December 31, 2021	—	$—	7,187,500	$719	$—	$(38,802,435)	$(38,801,716)

The accompanying notes are an integral part of these financial statements.

F-
5

EJF ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the period from December 22, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(8,160,112)	$(3,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(110,758)	—
Offering costs allocated to warrants	862,470	—
Excess of Private Placement Warrants fair value over purchase price	1,242,401	—
Change in fair value of warrant liability	(1,843,618)	—
Changes in current assets and liabilities:		—
Prepaid assets	(409,494)	—
Accrued costs and expenses	6,005,166	3,537
Due to related party	1,361,155	—

Net cash used in operating activities	(1,052,790)	—

Cash Flows from Investing Activities:
Investment held in Trust Account	(287,500,000)	—

Net cash used in investing activities	(287,500,000)	—

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	281,750,000	—
Proceeds from issuance of Private Placement Warrants	7,750,000	—
Proceeds of Promissory Note—Related Party	200,000	—
Payment of Promissory Note—Related Party	(200,000)	—
Payments of offering costs	(565,810)	—

Net cash provided by financing activities	288,934,190	—

Net change in cash	381,400	—
Cash, beginning of the period	—	—

Cash, end of the period	$381,400	$—
Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$22,802,227	$—

Initial classification of Class A ordinary shares subject to possible redemption	$287,500,000	$—

Deferred underwriting commissions charged to additional paid in capital	$10,062,500	$—

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued expenses	$—	$251,751

The accompanying notes are an integral part of these financial statements.

F-
6

EJF ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
Note 1 - Organization and Business Operations
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the
IPO
, identifying a target company for a Business Combination and the potential acquisition with Pagaya Technologies Ltd.

(“Pagaya”),
as more fully described in Note 6. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021. On March 1, 2021, the Company consummated the IPO of 28,750,000 units (the “Units”), including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant of the Company (the “Public Warrants”) to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
Simultaneously with the closing of the IPO, the Company consummated the sale of 5,166,667 Private Placement Warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to the Company’s Sponsor Wilson Boulevard LLC, at a price of $1.50 per Private Placement Warrant, generating total gross proceeds of $7,750,000, which is discussed in Note 4.
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

F-
7

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
On September 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pagaya, and Rigel Merger Sub Inc., a Cayman Islands exempted company and a direct, wholly-owned subsidiary of Pagaya (“Merger Sub”) , which is discussed in Note 6.
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
Liquidity and Capital Resources
As of December 31, 2021, the Company had $381,400 in its operating bank account and working capital deficit of approximately $6,703,046.
In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective

F-
8

initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 1, 2023 to consummate the proposed Business Combination. On September 15, 2021, the Company entered into the Merger Agreement with Pagaya and Merger Sub. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by March 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by March 1, 2023.
Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in

F-
9

formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, and 2020, the company had $381,400 and $0 of cash equivalents, respectively.
Marketable Securities Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the year
ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The Company classifies its
U.S
.

Treasury securities as
held-to-maturity
in accordance with FASB ASC Topic 320 “Investments-Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. As of December 31, 2021, fair value of the held-to-maturity
securities is $287,610,989, which includes approximately $1,621 of unrealized loss when compared to the amortized cost.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-”Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of December 31, 2021, offering costs in the aggregate of $16,473,310 (consisting of $5,750,000 of underwriting commissions, $10,062,500 of deferred underwriters’ commission and $660,810 other cash offering costs) have been incurred.
The Company allocates the offering costs between its Class A ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of December 31, 2021, offering costs in the aggregate of $862,470 have been charged to the Company’s statement of operations (consisting of $827,873 of underwriting discounts and $34,597 of other cash offering costs). Offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is

F-
10

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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net loss Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential ordinary
shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year
ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary
share is the same as basic net loss per
ordinary
share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Year Ended December 3 1 , 2021		For the period from December 22, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B

Basic and diluted net loss per stock:

Numerator:
Allocation of net loss	$(6,312,136)	$(1,847,976)	$—	$(3,537)

Denominator:
Weighted-average shares outstanding	24,023,973	7,033,390	—	6,250,000
Basic and diluted net loss per share	$(0.26)	$(0.26)	$—	$(0.00)
Fair Value of Financial Instruments
The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

F-1
1

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

Level 1	-	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2	-	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3	-	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Warrant Liability-Public Warrants	$12,362,500	$12,362,500	$—	$—
Warrant Liability-Private Warrants	9,838,510	—	—	9,838,510

	$22,201,010	$12,362,500	$—	$9,838,510

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 22, 2020 (inception)	$—	$—	$—
Initial measurement on March 1, 2021	8,992,401	15,052,227	24,044,628
Change in fair value of warrant liabilities	846,109	(2,689,727)	(1,843,618)

Transfer from level 3 to level 1		(12,362,500)	(12,362,500)

Fair value as of December 31, 2021	$9,838,510	$—	$9,838,510
The Public Warrants were transferred out of Level 3 to Level 1 during the period as an exchange-traded price was, and still is, available. Transfers are recognized at the end of the period. There were no other transfers into or out of Level 3 during the year ended December 31, 2021. See Note 7 for additional information on the warrant liability measured at fair value.
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

F-1
2

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Note 3 - Initial Public Offering
On March 1, 2021, the Company sold 28,750,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units. Each Unit consists of one share of Class A ordinary shares and one-third
of one redeemable warrant.
All of the 28,750,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association.
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
capital and accumulated deficit.
As of December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(15,052,227)
Ordinary share issuance costs	(15,610,840)
Plus:
Accretion of carrying value to redemption value	30,663,067
Contingently redeemable ordinary share	$287,500,000
Note 4 - Private Placement
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

F-1
3

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
Note 5 - Related Party Transactions
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
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share
capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the
Sur
v
iving
Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Sur
v
iving

Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, except to certain permitted transferees and under certain circumstances. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.
Promissory Note - Related Party
On December 24, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and
payable on the earlier of December 31, 2021 or the completion of the IPO. As of December 31, 2021, the total amount borrowed under the promissory note was $200,000 and the Company repaid it in full.
Due to Related Party
As of December 31, 2021, the Company owed the Sponsor in the amount of $1,361,155, of which $2,000 represents the amount accrued for the administrative support services provided by Sponsor from date of the IPO through December 31, 2021 and $1,359,155 for Merger and Acquisition expenses incurred on behalf of the Company.
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

F-1
4

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
Administrative Service Fee
The Company agreed it will pay its Sponsor or an affiliate of the Sponsor thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the year ended December 31, 2021, the Company has accrued $102,000 of administrative service fee, which is included in formation and operating costs on the statement of operations.
Business Combination
As described in Note 6, on September 15, 2021, the Company has entered into a Merger Agreement with Pagaya and Merger Sub.
In connection with the execution of the Merger Agreement, Pagaya and an affiliate of EJFA (the “EJF Investor”) entered into a subscription agreement (the “EJF Subscription Agreement”), pursuant to which the EJF Investor committed to purchase, in the aggregate, up to 20 million
Pagaya Class A ordinary shares at $10.00 per share for an aggregate commitment amount of up to
$200

million
on the terms and subject to the conditions set forth therein (the “PIPE Investment”). The obligation of the parties to consummate the PIPE Investment under the EJF Subscription Agreement is conditioned upon, among other things, the conditions to the closing of the Business Combination having been satisfied. Subsequently, Pagaya also entered into additional subscription agreements with certain other investors, pursuant to which, on the terms and subject to the conditions set forth in such subscription agreements, such investors have agreed to purchase, and Pagaya has agreed to sell to them, 22.2 million Pagaya Class A ordinary shares at a purchase price of $10.00 per share, which shares reduced the foregoing commitment of the EJF Investor by 7.2 million shares. On January 11, 2022, Pagaya announced the upsized

$350 million fully committed common equity PIPE Investment.

The closing of the PIPE Investment is expected to occur substantially concurrently with the closing of the Business Combination.
Note 6 - Commitments and Contingencies
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
Contingent Advisory Agreements
On September 14, 2021, the Company entered into the letter agreement (“UBS Agreement”) with UBS, acting as lead financial advisor and capital markets advisor to the Company in connection with the Company’s proposed Business Combination with Pagaya Technologies LTD. Pursuant to the UBS Agreement, the transaction fee equals to
$10,000,000.
The Company and UBS agreed that UBS will reduce the transaction fee in the event the percentage of the Company’s outstanding redeemable shares redeemed at the time of closing of the Business Combination exceeds
50%
 (“Transaction Fee Adjustment”). The Transaction Fee Adjustment shall be calculated on a pro rata basis upon breach of the
 50%

redemption calculation and shall not exceed
 25% of the transaction fee or $2,500,000.

In the event that a business combination is not consummated for any reason, the Company shall not have any liability to UBS for the transaction fee. The transaction fee is not accrued in the financial statements.
The Company has various other contingent advisory arrangements that are reflected in the financial statements based on the terms of the arrangement and the types of services provided. A total of
$5,633,604
is reflected in accrued costs and expenses in the balance sheet as of December 31, 2021 and formation and operating costs in the statement of operations for the year ended December 31, 2021.
Merger Agreement
On September 15, 2021, the Company entered into the Merger Agreement with Pagaya and Merger Sub.
Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger and becoming a wholly-owned subsidiary of Pagaya (the “Surviving Company”).

As a result of the Merger and the other transactions contemplated by the Merger Agreement (the “Transactions” or the “Business Combination”), the Company will become a direct, wholly-owned subsidiary of Pagaya. The Merger Agreement and the Transactions were unanimously approved by the boards of directors of each of EJFA and Pagaya. At the closing of the Business Combination and the effective time of the Merger (the “Effective Time”), the shareholders of the Company will receive ordinary shares, no par value, of Pagaya, and Pagaya expects to
list certain of its ordinary shares and warrants on Nasdaq.

F-1
5

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement
.
Note 7 - Warrants
At December 31, 2021 and December 31, 2020, the Company had outstanding warrants to purchase an aggregate of 5,166,667 and 0 shares of the Company’s Class A ordinary shares issued in connection with the IPO and the Private Placement (including warrants issued in connection with the consummation of the over-allotment), respectively.
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

•	in whole and not in part;

F-1
6

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the ”30-day redemption period”) to each warrant holder; and

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
consists
exclusively of cash, the amount of such cash per
o
rdinary
s
hare, and (ii) in all other cases, the VWAP of the
o
rdinary
s
hares during the
ten-day
trading period ending on, and including, the trading day prior to the effective date of the Business Combination.
The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under FASB ASC Topic
No. 815-40,
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

F-1
7

The fair value of the Private Placement Warrants was determined by the Company using a model by a third-party valuation agent. The valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled at Level 3.
The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

December 31, 2021
Exercise price	$11.50
Share price	$9.93
Volatility	25%
Expected life of the options to convert	5.00
Risk-free rate	1.42%
Dividend yield	0.0%
Note 8 - Shareholders’ Equity
Preference Shares
- The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were 0 shares issued and outstanding, excluding 28,750,000 and no shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
- The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2021, there were 7,187,500 shares of Class B ordinary shares issued and outstanding. Up to 937,500 Founder Shares were subject to forfeiture depending on the extent to which the over-allotment option was exercised by the underwriters. On March 1, 2021, the underwriters exercised their over-allotment option in full, hence, 937,500 Founder Shares are no longer subject to forfeiture.
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
Note 9 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

F-1
8

On January 11, 2022, the Company announced an upsized $350 million fully committed common equity PIPE Investment. The PIPE Investment will further support Pagaya’s business plan upon the close of its pending Business Combination with the Company.

F-
19