Form 10-Q
period 2022-03-31
EJF Acquisition Corp.
filed 2022-05-16
CIK 1839434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(703)879-3292
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
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May 1
6
, 2022
, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

EJF ACQUISITION CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements. (Unaudited)
EJF ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021

Assets
Current Assets
Cash on hand	$150,492	$381,400
Prepaid expenses	380,712	355,411

Total current assets	531,204	736,811

Prepaid expenses-Non-current	—	54,083
Cash and Investments held in Trust Account	287,708,118	287,610,757

Total assets	$288,239,322	$288,401,651

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued costs and expenses	$6,578,604	$6,078,702
Due to related party	1,850,054	1,361,155

Total current liabilities	8,428,658	7,439,857

Warrant liability	15,751,693	22,201,010
Deferred underwriters’ discount	10,062,500	10,062,500

Total liabilities	34,242,851	39,703,367

Commitments
Ordinary shares subject to possible redemption, 28,750,000 shares at redemption value as of March 31, 2022 and December 31, 2021	287,500,000	287,500,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized;	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(33,504,248)	(38,802,435)

Total shareholders’ deficit	(33,503,529)	(38,801,716)

Total Liabilities and Shareholders’ Deficit	$288,239,322	$288,401,651

The accompanying notes are an integral part of these unaudited condensed financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$1,248,491	$92,736

Loss from operations	(1,248,491)	(92,736)

Other income
Bank interest income	—	3
Interest income on marketable securities held in trust	97,361	10,645
Offering cost allocated to warrants	—	(862,470)
Excess of Private Placement Warrants fair value over purchase price	—	(1,242,401)
Change in fair value of warrants liability	6,449,317	9,488,914

Total other income	6,546,678	7,394,691

Net income	$5,298,187	$7,301,955

Weighted average ordinary shares subject to possible redemption outstanding, basic and diluted	28,750,000	9,583,333

Basic and diluted net income per ordinary share subject to possible redemption	$0.15	$0.44

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	7,187,500	7,187,500

Basic and diluted net income per non-redeemable ordinary share	$0.15	$0.44

The accompanying notes are an integral part of these unaudited condensed financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	7,187,500	$719	$—	$(38,802,435)	$(38,801,716)

Net Income	—	—	—	—	—	5,298,187	5,298,187

Balance as of March 31, 2022	—	$—	7,187,500	$719	$—	$(33,504,248)	$(33,503,529)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(3,537)	$21,463

Subsequent remeasurement under ASC480-10-S99	—	—	—	—	(24,281)	(30,638,786)	(30,663,067)
Net Income	—	—	—	—	—	7,301,955	7,301,955

Balance as of March 31, 2021	—	$—	7,187,500	$719	$—	$(23,340,368)	$(23,339,649)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EJF ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash flows from operating activities:
Net income	$5,298,187	$7,301,955
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(97,361)	(10,645)
Offering costs allocated to warrants	—	862,470
Excess of Private Placement Warrants fair value over purchase price	—	1,242,401
Change in fair value of warrant liability	(6,449,317)	(9,488,914)
Changes in current assets and liabilities:
Prepaid assets	28,782	(779,700)
Accrued costs and expenses	499,902	70,630
Due to related party	488,899	2,000

Net cash used in operating activities	(230,908)	(799,803)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(287,500,000)

Net cash used in investing activities	—	(287,500,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	281,750,000
Proceeds from issuance of Private Placement Warrants	—	7,750,000
Proceeds of Promissory Note— Related Party	—	200,000
Payment of Promissory Note—Related Party	—	(200,000)
Payments of offering costs	—	(547,330)

Net cash provided by financing activities	—	288,952,670

Net change in cash	(230,908)	652,867
Cash, beginning of the period	381,400	—

Cash, end of the period	$150,492	$652,867
Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$—	$22,802,227

Initial classification of Class A ordinary shares subject to possible redemption	$—	$287,500,000

Deferred underwriting commissions charged to additional paid in capital	$—	$10,062,500

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued expenses	$—	$251,751

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
As of March 31, 2022, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination and the potential acquisition with Pagaya Technologies Ltd. (“Pagaya”), as more fully described in Note 6. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
On September 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pagaya, and Rigel Merger Sub Inc., a Cayman Islands exempted company and a direct, wholly-owned subsidiary of Pagaya (“Merger Sub”), which is discussed in Note 6.
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had $150,492 in its operating bank account and working capital deficit of approximately $7,897,454.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 1, 2023 to consummate the proposed Business Combination. On September 15, 2021, the Company entered into the Merger Agreement with Pagaya and Merger Sub. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by March 1, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 1, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by March 1, 2023.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form
10-K
filed by the Company with the SEC on March 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022, and December 31, 2021, the company had $150,492 and $381,400 of cash equivalents, respectively.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the three months ended March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.
“Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. As of March 31, 2022 and December 31, 2021, fair value of the held-to-maturity
securities is $287,700,917 and $287,610,989, which includes approximately $(6,085) and $1,621 of unrealized gain/(loss) when compared to the amortized cost, respectively.

A decline in the market value of
held-to-maturity
securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end,
forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. The Company evaluated the decline in market value of held-to-maturity securities below cost as of March 31, 2022 based on the factors above and determined that it was not other than temporary.
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity
security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of
ASC340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of March 31, 2022, offering costs in the aggregate of $16,473,310 (consisting of $5,750,000 of underwriting commissions, $10,062,500 of deferred underwriters’ commission and $660,810 other cash offering costs) have been incurred.
The Company allocates the offering costs between its Class A ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of March 31, 2022, offering costs in the aggregate of $862,470 have been charged to the Company’s statements of operations (consisting of $827,873 of underwriting discounts and $34,597 of other cash offering costs). Offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 28,750,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,238,550	$1,059,637	$4,172,546	$3,129,409

Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	9,583,333	7,187,500
Basic and diluted net income per share	$0.15	$0.15	$0.44	$0.44

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
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability-Public Warrants	$9,010,250	$9,010,250	$—	$—
Warrant Liability-Private Warrants	6,741,443	—	—	6,741,443

	$15,751,693	$9,010,250	$—	$6,741,443

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability-Public Warrants	$12,362,500	$12,362,500	$—	$—
Warrant Liability-Private Warrants	9,838,510	—	—	9,838,510

	$22,201,010	$12,362,500	$—	$9,838,510

The following tables present the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$9,838,510	$—	$9,838,510
Change in fair value of warrant liabilities	(3,097,067)	—	(3,097,067)

Fair value as of March 31, 2022	$6,741,443	$—	$6,741,443

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 22, 2020 (inception)	$—	$—	$—
Initial measurement on March 1, 2021	8,992,401	15,052,227	24,044,628
Change in fair value of warrant liabilities	(3,579,554)	(5,909,360)	(9,488,914)

Transfer from level 3 to level 1		(9,142,867)	(9,142,867)

Fair value as of March 31, 2021	$5,412,847	$—	$5,412,847
The Public Warrants were transferred out of Level 3 to Level 1 during the period as an exchange-traded price was, and still is, available. Transfers are recognized at the end of the period. There were no other transfers into or out of Level 3 during the three months ended March 31, 2022 and 2021. See Note 7 for additional information on the warrant liability measured at fair value.
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
ASC470-20,
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
Note 3 — Initial Public Offering
On March 1, 2021, the Company sold 28,750,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units. Each Unit consists of one share of Class A ordinary shares and one-third
of one redeemable warrant.
All of the 28,750,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99.
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
capital and accumulated deficit.
As of March 31, 2022, the ordinary share reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$287,500,000
Less:
Proceeds allocated to Public Warrants	(15,052,227)
Ordinary share issuance costs	(15,610,840)
Plus:
Accretion of carrying value to redemption value	30,663,067

Contingently redeemable ordinary share	$287,500,000
Note 4 — Private Placement
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
Note 5 — Related Party Transactions
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
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share
capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Surviving Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Surviving Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, except to certain permitted transferees and under certain circumstances. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

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
Due to Related Party
As of March 31, 2022 and December 31, 2021, the Company owed the Sponsor in the amount of $1,850,054 and $1,361,155, of which $12,000 and $2,000 represents the amount accrued for the administrative support services provided by Sponsor, and $1,838,054 and $1,359,155 for due diligence expenses and operating expenses incurred on behalf of the Company from date of the IPO through March 31, 2022 and December 31, 2021, respectively.
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
Administrative Service Fee
The Company agreed it will pay its Sponsor or an affiliate of the Sponsor thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company has accrued $30,000 and $12,000 respectively of administrative service fee, which is included in formation and operating costs on the condensed statements of operations.
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
Note 6 — Commitments and Contingencies
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
The Company has various other contingent advisory arrangements that are reflected in the financial statements based on the terms of the arrangement and the types of services provided. A total of $6,427,000 and $5,633,604 is reflected in accrued costs and expenses in the balance sheets as of March 31, 2022 and December 31, 2021, respectively, and formation and operating costs in the statements of operations for the three months ended March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company incurred $793,396 and $0 fees for these services.
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
Note 7 — Warrants
At March 31, 2022 and December 31, 2021, the Company had outstanding warrants to purchase an aggregate of 5,166,667 shares of the Company’s Class A ordinary shares issued in connection with the IPO and the Private Placement (including warrants issued in connection with the consummation of the over-allotment).
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
The Warrants are accounted for as liabilities in accordance with ASC815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.
The fair value of the Private Placement Warrants was determined by the Company using a model by a third-party valuation agent. The valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled at Level 3.
The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.90	$9.93
Volatility	16%	25%
Expected life of the options to convert	5.00	5.00
Risk-free rate	2.51%	1.42%
Dividend yield	0.0%	0.0%
Note 8 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 0 shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B ordinary shares issued and outstanding. Up to 937,500 Founder Shares were subject to forfeiture depending on the extent to which the over-allotment option was exercised by the underwriters. On March 1, 2021, the underwriters exercised their over-allotment option in full, hence, 937,500 Founder Shares are no longer subject to forfeiture.

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
Note 9 — Subsequent Events
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
At March 31, 2022 and December 31, 2021, we had cash and marketable securities held in the Trust Account of $287,708,118 and $287,610,757. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At March 31, 2022 and December 31, 2021, we had cash of $150,492 and $381,400 held outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for a business combination, including identifying and engaging with Pagaya. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the three months ended March 31, 2022, we had net income of approximately $5,298,187, which consisted of $97,361 of interest earned on marketable securities held in the Trust Account and operating account, and unrealized gain on warrant liability of $6,449,317, offset by operating costs of $1,248,491.
For the three months ended March 31, 2021, we had net income of approximately $7,301,955, which consisted of $10,648 of interest earned on marketable securities held in the Trust Account and operating account, and unrealized gain on warrant liability of $9,488,914, offset by offering costs allocated to warrant liability of $862,470, excess of Private Placement Warrants fair value over purchase price of $1,242,401 and operating costs of $92,736.
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

Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential ordinary shares for outstanding warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
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
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic815-40)(“ASU
2020-06”)
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
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022.
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
of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period from January 1, 2022 through March 31, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report filed with the SEC on March 31, 2022. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC.
Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.
We issued 9,583,333 warrants as part of the units offered in our initial public offering, and, concurrently therewith, we issued in a private placement, 5,166,667 private placement warrants. We have accounted for both the warrants underlying the units offered in our initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the three-month and nine month period ended March 31, 2022, we recorded $0 and $1,242,401 respectively in other expense related to the excess fair value over purchase price of the Private Placement Warrants, and $1,502,636 and $12,400,851 respectively in other income related to the change in fair value of the Warrants.
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

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. Specifically, related to the Warrants and redeemable equity instruments we issued in connection with our IPO in March 2021. As a result of this material weakness, our management has concluded that our internal controls over financial reporting were not effective as of March 31, 2022. This material weakness resulted in a material misstatement of our derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in
capital, accumulated deficit and related financial disclosures as of March 1, 2021, March 31, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for complex financial instruments we issued in connection with our IPO, see Part I, Item 4: Controls and Procedures included in this Report.
As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of March 31, 2022 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq, where our ordinary shares are listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business results of operations and financial condition and our ability to complete a Business Combination. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”
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
For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Annual Report on Form
10-K
dated December 31, 2021.
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
(No.333-252892).
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

ITEM 3.	Defaults Upon Senior Securities.
Not applicable.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 16, 2022	EJF ACQUISITION CORP.

	By:	/s/ Kevin Stein
	Name:	Kevin Stein
	Title:	Chief Executive Officer and Director (Principal Executive Officer)